Form 10-Q
period 1996-04-03
WARREN S D CO /PA/
filed 1996-05-17
CIK 935704

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                      FORM 10-Q FINANCIAL INFORMATION*
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended April 3, 1996
                     Commission file number:  33-88496*
                            S. D. WARREN COMPANY
           (Exact name of registrant as specified in its charter)

          Pennsylvania                                       23-2366983
- -------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

225 Franklin Street, Boston, Massachusetts                      02110
- ------------------------------------------                   ----------
 (Address of principal executive offices)                    (Zip Code)
                               (617-423-7300)
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No __ Not Applicable X*

This report consists of 18 sequentially numbered pages.











- ----------------------------------------------------------------------------
* This report is being voluntarily filed with the Securities and Exchange Commission (the "Commission") pursuant to the registrant's contractual obligations to file with the Commission all financial information that would be required to be filed on a Form 10-Q. The registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                            S. D. WARREN COMPANY

                                    INDEX

                       PART I.  FINANCIAL INFORMATION
                                                                        PAGE
ITEM 1. CONDENSED FINANCIAL STATEMENTS
        Condensed Statements of Operations for the three months
        ended March 29, 1995 and April 3, 1996                            3

        Condensed Statements of Operations for the period September 24, 1994 through December 20, 1994, December 21, 1994 through
        March 29, 1995 and the six months ended April 3, 1996             4

        Condensed Balance Sheets at September 27, 1995 and April 3, 1996  5

        Condensed Statements of Cash Flows for the period September 24, 1994 through December 20, 1994, December 21, 1994 through
        March 29, 1995 and the six months ended April 3, 1996             6

        Notes to Condensed Financial Statements                           7


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
        OF OPERATIONS  AND FINANCIAL CONDITION                           11


                      PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                17

ITEM 2. CHANGES IN SECURITIES                                            17

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                  17

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              17

ITEM 5. OTHER INFORMATION                                                17

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                 17

SIGNATURE                                                                18

                             S. D. WARREN COMPANY
                      CONDENSED STATEMENTS OF OPERATIONS

                       (IN MILLIONS, EXCEPT SHARE DATA)
                                (UNAUDITED)

                                                 THREE MONTHS ENDED    THREE MONTHS ENDED
                                                   MARCH 29, 1995        APRIL 3, 1996
                                                 ------------------    ------------------
                                                    S. D. WARREN          S. D. WARREN
                                                    COMPANY AND           COMPANY AND
                                                    SUBSIDIARIES          SUBSIDIARIES
                                                 ------------------    ------------------
Sales                                                  $349.2                $365.5
Cost of goods sold                                      264.7                 293.1
                                                       ------                ------
Gross profit                                             84.5                  72.4
Selling, general and administrative expense              28.6                  32.7
                                                       ------                ------
Income from operations                                   55.9                  39.7
Other income (expense), net                               0.7                  (1.6)
Interest expense                                         32.0                  30.0
                                                       ------                ------
Income before income taxes                               24.6                   8.1
Income tax expense                                       10.3                   3.4
                                                       ------                ------
Net income                                               14.3                   4.7
Dividends and accretion on Series B preferred stock       3.1                   3.2
                                                       ------                ------
Net income applicable to common stockholder            $ 11.2                $  1.5
                                                       ------                ------
                                                       ------                ------
Net earnings per common share (in millions)            $ 0.11                $ 0.02
                                                       ------                ------
                                                       ------                ------
Weighted average number of shares outstanding             100                   100
                                                       ------                ------
                                                       ------                ------


            See accompanying notes to condensed financial statements

                            S. D. WARREN COMPANY
                      CONDENSED STATEMENTS OF OPERATIONS

                       (IN MILLIONS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                       PERIOD SEPTEMBER    PERIOD DECEMBER    SIX MONTHS
                                                       25, 1994 THROUGH   21, 1994 THROUGH  ENDED APRIL 3,
                                                       DECEMBER 20, 1994   MARCH 29, 1995        1996
                                                       -----------------  ----------------  --------------
                                                         S. D. WARREN
                                                         COMPANY AND        S. D. WARREN      S. D. WARREN
                                                        CERTAIN RELATED     COMPANY AND       COMPANY AND
                                                           AFFILIATES       SUBSIDIARIES      SUBSIDIARIES
                                                         (PREDECESSOR)      (SUCCESSOR)       (SUCCESSOR)
                                                       -----------------  ----------------  --------------
Sales                                                        $313.6            $370.9           $720.4
Cost of goods sold                                            258.7             278.8            579.4
                                                             ------            ------           ------
Gross profit                                                   54.9              92.1            141.0
Selling, general and administrative expense                    22.1              30.2             58.6
                                                             ------            ------           ------
Income from operations                                         32.8              61.9             82.4
Other income (expense), net                                    (0.5)              0.7              0.5
Interest expense                                                2.3              43.8             61.3
                                                             ------            ------           ------
Income before income taxes                                     30.0              18.8             21.6
Income tax expense                                             12.0               7.9              8.9
                                                             ------            ------           ------
Net income                                                   $ 18.0              10.9             12.7
                                                             ------
                                                             ------
Dividends and accretion on Series B preferred stock                               3.4              6.6
                                                                               ------           ------
Net income applicable to common stockholder                                    $  7.5           $  6.1
                                                                               ------           ------
                                                                               ------           ------
Net earnings per common share (in millions)                                    $ 0.08           $ 0.06
                                                                               ------           ------
                                                                               ------           ------
Weighted average number of shares outstanding                                     100              100
                                                                               ------           ------
                                                                               ------           ------


            See accompanying notes to condensed financial statements

                             S. D. WARREN COMPANY
                           CONDENSED BALANCE SHEETS

                           (IN MILLIONS, UNAUDITED)

                                                                       SEPTEMBER 27, 1995    APRIL 3, 1996
                                                                       ------------------    -------------
                                                                          S. D. WARREN        S. D. WARREN
                                                                          COMPANY AND         COMPANY AND
                                                                          SUBSIDIARIES        SUBSIDIARIES
                                                                       ------------------    -------------
                                            ASSETS
Current Assets:
  Cash and cash equivalents                                                 $   62.2            $  ---
  Trade accounts receivable, net                                               129.4               128.4
  Other receivables                                                             24.5                29.3
  Inventories                                                                  226.5               238.1
  Other current assets                                                          11.8                12.2
                                                                            --------            --------
    Total current assets                                                       454.4               408.0
Plant assets, net                                                            1,150.7             1,123.2
Timber resources, net                                                           98.4                98.1
Goodwill, net                                                                  114.0               111.6
Deferred financing fees, net                                                    53.1                49.1
Other assets, net                                                               24.7                22.4
                                                                            --------            --------
    Total assets                                                            $1,895.3            $1,812.4
                                                                            --------            --------
                                                                            --------            --------

                          LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current maturities of long-term debt                                      $   78.6            $  121.6
  Accounts payable                                                             112.2                90.3
  Accrued and other current liabilities                                        108.2               105.8
                                                                            --------            --------
    Total current liabilities                                                  299.0               317.7
                                                                            --------            --------
Long-term debt:
  Term loans                                                                   553.8               436.1
  Senior subordinated notes                                                    375.0               375.0
  Other                                                                        120.0               119.5
                                                                            --------            --------
                                                                             1,048.8               930.6
                                                                            --------            --------
Other liabilities                                                              103.8               107.7
                                                                            --------            --------
    Total liabilities                                                        1,451.6             1,356.0
                                                                            --------            --------
Commitments and contingencies (Note 5)
Series B redeemable exchangeable preferred stock (liquidation value,
   $83.5 and $89.7, respectively)                                               74.5                81.1
                                                                            --------            --------
Stockholder's equity:
  Common stock                                                                 ---                 ---
  Capital in excess of par value                                               331.8               331.8
  Retained earnings                                                             37.4                43.5
                                                                            --------            --------
    Total stockholder's equity                                                 369.2               375.3
                                                                            --------            --------
    Total liabilities and stockholder's equity                              $1,895.3            $1,812.4
                                                                            --------            --------
                                                                            --------            --------


            See accompanying notes to condensed financial statements

                            S. D. WARREN COMPANY
                    CONDENSED STATEMENTS OF CASH FLOWS

                        (IN MILLIONS, (UNAUDITED)

                                                       PERIOD SEPTEMBER    PERIOD DECEMBER    SIX MONTHS
                                                       25, 1994 THROUGH   21, 1994 THROUGH  ENDED APRIL 3,
                                                       DECEMBER 20, 1994   MARCH 29, 1995        1996
                                                       -----------------  ----------------  --------------
                                                         S. D. WARREN
                                                         COMPANY AND        S. D. WARREN      S. D. WARREN
                                                        CERTAIN RELATED     COMPANY AND       COMPANY AND
                                                           AFFILIATES       SUBSIDIARIES      SUBSIDIARIES
                                                         (PREDECESSOR)      (SUCCESSOR)       (SUCCESSOR)
                                                       -----------------  ----------------  --------------
Cash Flows from Operating Activities:
  Net income                                                 $ 18.0          $   10.9           $ 12.7
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation, cost of timber harvested and
       amortization                                            28.8              28.4             57.2
     Other                                                     11.6               ---              5.9
  Changes in assets and liabilities:
     Trade accounts receivable, net                            (1.7)            (15.3)             1.0
     Inventories                                                3.7             (30.8)           (11.6)
     Accounts payable, accrued and other current
       liabilities                                              6.0              51.8            (35.7)
     Accruals for restructuring programs                      (12.7)              ---              ---
     Other assets and liabilities                             (15.6)              9.1             (4.4)
                                                             ------          --------           ------
       Net cash provided by operating activities               38.1              54.1             25.1
                                                             ------          --------           ------

Cash Flows from Investing Activities:
  Acquisition, net of related financing costs                   ---          (1,493.7)             ---
  Proceeds from disposals of plant assets                       ---               ---              2.1
  Investments in plant assets and timber  resources           (14.5)             (4.2)           (18.3)
                                                             ------          --------           ------
       Net cash used in investing activities                  (14.5)         (1,497.9)           (16.2)
                                                             ------          --------           ------

Cash Flows from Financing Activities:
  Proceeds from debt                                            ---           1,105.0              ---
  Repayments of debt                                           (0.5)           (138.2)           (75.0)
  Proceeds from equity contribution                             ---             331.8              ---
  Proceeds from issuance of preferred stock, net of
    expenses                                                    ---              65.4              ---
  Bank overdraft                                                ---               4.8              3.9
  Predecessor Corporation's parent company capital
    infusions, net                                             47.2               ---              ---
                                                             ------          --------           ------
       Net cash provided by (used in) financing activities     46.7           1,368.8            (71.1)
                                                             ------          --------           ------
Net change in cash and cash equivalents                        70.3             (75.0)           (62.2)
Cash and cash equivalents, at beginning of period               4.7              75.0             62.2
                                                             ------          --------           ------
 Cash and cash equivalents, at end of period                 $ 75.0          $    ---           $  ---
                                                             ------          --------           ------
                                                             ------          --------           ------


            See accompanying notes to condensed financial statements

                            S. D. WARREN COMPANY
                  NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements include the accounts of S. D. Warren Company and its subsidiaries ("S. D. Warren", "Warren" or the "Company"). Intercompany balances and transactions have been eliminated in the preparation of the accompanying unaudited condensed financial statements.

The Company manufactures printing, publishing and specialty papers and has pulp and timberland operations vertically integrated with certain of its manufacturing facilities. The Company currently operates four paper mills, a sheeting and distribution facility and owns approximately 911,000 acres of timberlands in the state of Maine.

FORMATION AND ACQUISITION

As of October 8, 1994, SDW Acquisition Corporation ("SDW Acquisition"), a direct wholly-owned subsidiary of SDW Holdings Corporation ("Holdings"), entered into a definitive agreement pursuant to which, on December 20, 1994, SDW Acquisition acquired (the "Acquisition") from Scott Paper Company ("Scott") all of the outstanding capital stock of Warren, then a wholly-owned subsidiary of Scott, and certain related affiliates of Scott (referred to hereinafter as the "Predecessor Corporation"). Immediately following the Acquisition, SDW Acquisition merged with and into Warren, with Warren (the "Successor Corporation") surviving. The Company is wholly-owned by Holdings which in turn is majority-owned by Sappi Limited ("Sappi").

The Acquisition has resulted in a new basis of accounting, the adoption of certain accounting policies which differ from the accounting policies of the Predecessor Corporation and increases to certain manufacturing costs (purchased pulp and energy within the Company's Mobile, Alabama facility) resulting from obtaining these manufacturing resources on a third party versus affiliate basis. As a result, the Company's financial statements for the periods subsequent to the Acquisition date are not comparable to the Predecessor Corporation's financial statements for periods prior to the Acquisition.

PREDECESSOR CORPORATION

The unaudited condensed combined interim financial information for the period September 25, 1994 through December 20, 1994 refers to the Predecessor Corporation. The unaudited condensed combined financial information for such period of the Predecessor Corporation, is derived from the audited financial statements for such period included in the Company's 1995 Annual Report on Form 10-K. The unaudited condensed combined financial statements of the Predecessor Corporation are based upon financial information made available to the Company by Scott, which until December 20, 1994 owned the Company and accounted for the Company as part of Scott's consolidated financial statements.

UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company's financial position and results of operations. The accompanying unaudited condensed financial statements together with the interim condensed financial statements of the Predecessor should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K and the previously issued Quarterly Report on Form 10-Q Financial Information for the quarter ended January 3, 1996. The unaudited condensed results of operations for the three and six months ended April 3, 1996 are not necessarily indicative of results that could be expected for a full year.

The Company's income before income taxes for the period December 21, 1994 through March 29, 1995 and the three months ended March 29, 1995 have been increased by $9.7 million and $9.9 million, respectively, from amounts previously reported as a result of the finalization of purchase accounting adjustments made in the last quarter of fiscal 1995. In addition, certain prior period amounts have been reclassified to conform to their current presentation.

NOTE 2.  RELATED PARTY RECEIVABLE

During the three and six months ended April 3, 1996, the Company sold products to certain subsidiaries of Sappi ("affiliates") at market rates (in U.S. Dollars). These affiliates then sold the Company's products to external customers. Proceeds from sales to affiliates are remitted to Warren net of sales commissions. The Company sold approximately $26.6 million and $42.2 million to affiliates and incurred fees of approximately $1.6 million and $2.7 million relating to these sales for the three and six months ended April 3, 1996, respectively. Trade accounts receivable at April 3, 1996 includes approximately $22.8 million due from affiliates. The Company is in the process of finalizing the written agreements for transactions with these affiliates.

NOTE 3.  INVENTORIES (IN MILLIONS)

                                          SEPTEMBER 27, 1995    APRIL 3, 1996
                                          ------------------    -------------
Finished products                                $ 89.8            $114.4
Work in process                                    51.0              46.7
Pulp, logs and pulpwood                            33.2              27.4
Maintenance parts and other supplies               52.5              49.6
                                                 ------            ------
                                                 $226.5            $238.1
                                                 ------            ------
                                                 ------            ------

NOTE 4.  LONG-TERM DEBT

On April 23, 1996 the Company entered into an agreement with the Bank of Montreal ("BMO") whereby BMO, through its securities unit, Nesbitt Burns Securities ("Nesbitt"), as agent, will provide a five-year, $110.0 million revolving accounts receivable securitization facility (the "A/R facility") subject to certain terms and conditions. Under this facility, the Company established a new subsidiary, S. D. Warren Finance Co. ("SDWF"), into which the Company will sell, on a non-recourse basis, all of its rights and interest in its accounts receivable. SDWF in turn will sell certain accounts receivable to an unrelated financial institution under similar terms.

The A/R facility was entered into in conjunction with an amendment to the Company's credit facility under which the proceeds from the A/R facility were used to prepay $100.0 million of the term loans under the credit facility. Approximately $3.0 million of financing fees that had previously been deferred will be written off in the third fiscal quarter as a result of this prepayment.

The amendments to the Company's credit facility included changes to certain provisions relating to restrictive covenants including, among other things, the ability to incur debt, pay dividends and sell certain assets. In addition, certain provisions relating to interest rates, fees, collateral, prepayments and affirmative covenants have also been amended.

The current maturities of long-term debt balance of $121.6 million at April 3, 1996 primarily represents the aforementioned prepayment and amounts payable in December 1996 under the Company's term loan facilities. The Company has certain prepayment requirements based upon excess cash flow, as defined. During the six months ended April 3, 1996 payments totaling approximately $74.9 million were made pursuant to the excess cash flow requirement. Amounts paid pursuant to the excess cash flow requirement during the six months ended April 3, 1996 fulfill the majority of the term loan payments that otherwise would have been required to be paid in June 1996 and reduce future semi-annual installments on a pro rata basis.

NOTE 5.  ENVIRONMENTAL MATTERS AND LITIGATION

The Company is subject to a wide variety of increasingly stringent environmental laws and regulations relating to, among other matters, air emissions, wastewater discharges, past and present landfill operations and hazardous waste management. These laws include the Federal Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and their respective state counterparts. The Company will continue to incur significant capital and operating expenditures to maintain compliance with applicable federal and state environmental laws. These expenditures include costs of compliance with federal worker safety laws, landfill expansions and wastewater treatment system upgrades. None of these expenditures, individually or in the aggregate, is expected to have a material adverse effect on the Company's business or financial condition.

In addition to conventional pollutants, minute quantities of dioxins and other chlorinated organic compounds may be contained in the wastewater effluent of the Company's bleached kraft pulp mills in Somerset and Westbrook, Maine and Muskegon, Michigan. The most recent National Pollutant Discharge Elimination System ("NPDES") wastewater permit limits proposed by the EPA would limit dioxin discharges from the Company's Somerset and Westbrook mills to less than the level of detectability. The Company is presently meeting the EPA's proposed dioxin limits but it is not meeting the proposed limits for other parameters (e.g. temperature and color) and is pursuing efforts to revise these other wastewater permit limits for its facilities. While the permit limitations at these two facilities are being challenged, the Company continues to operate under existing EPA permits, which have technically expired, in accordance with accepted administrative practice. In addition, the Muskegon mill is involved, as one of various industrial plaintiffs, in litigation with the County of Muskegon regarding the mill's wastewater treatment permit. The lawsuit challenges the permit's effluent limits imposed by local ordinance as arbitrary and unreasonable. In the meantime, the mill has received approval from the Muskegon Department of Natural Resources ("DNR") for alternative effluent limits which are now reflected in the local limits. Although the Company believes that it will continue to be successful in its various administrative and judicial challenges to more restrictive limits and in any negotiations of such limits with environmental regulatory authorities, the imposition of more restrictive limits could require substantial additional expenditures, including short-term expenditures, and may lead to substantial fines for any noncompliance.

In November 1993, the EPA announced proposed regulations that would impose new air and water quality standards aimed at further reductions of pollutants from pulp and paper mills, particularly those conducting bleaching operations (generally referred to as the "cluster rules"). Although the EPA has not made any commitments, final promulgation of the cluster rules may occur in 1996 and compliance with the rules may be required beginning in 1998. The Company believes that compliance with the cluster rules, as proposed, may require aggregate capital expenditures of approximately $76.0 million through 1999. The ultimate financial impact to the Company of compliance with the cluster rules will depend upon the nature of the final regulations, the timing of required implementation and the cost and availability of new technology. The Company also anticipates that it will incur an estimated $10.0 million to $20.0 million of capital expenditures through 1999 related to environmental compliance other than as a result of the cluster rules.

The Company's mills generate substantial quantities of solid wastes and by-products that are disposed of at permitted landfills and solid waste management units at the mills. The Company is currently planning to expand the landfill at the Somerset mill at a projected total cost of approximately $12.0 million, of which approximately $5.0 million will be spent between 1996 and 1997.

The Muskegon mill has had discussions with the Michigan DNR regarding a wastewater surge pond adjacent to the Muskegon Lake. The DNR is presently considering whether the surge pond is in compliance with Michigan Act 245 (Water Resources Commission Act) regarding potential discharges from that pond. The matter is now subject to the results of a pending engineering investigation. There is a possibility that, as a result of DNR requirements, the surge pond may be closed in the future. The Company estimates the cost of closure would be approximately $2.0 million. In addition, if it is necessary to replace the functional capacity of the surge pond with above-grade structures, the Company preliminarily estimates that up to an additional $8.0 million may be required for such construction costs.

The Company has been identified as a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), or analogous state law, for cleanup of contamination at seven sites. Based upon the Company's understanding of the total amount of costs at each site, its calculation of its percentage share in each proceeding, and the number of potentially responsible parties at each site, the Company presently believes that its aggregate exposure for these matters will not be material. Moreover, in accordance with the agreement pursuant to which the Company was acquired, the Company's former parent, Scott, agreed to indemnify and defend the Company for and against, among other things, the full amount of any damages or costs resulting from the off-site disposal of hazardous substances occurring prior to the date of closing, including all damages and costs related to these seven sites. Since the date of closing of the acquisition agreement, Scott has been performing under the terms of this environmental indemnity and defense provision and, therefore, the Company has not expended any funds with respect to these seven sites.

None of these environmental matters, individually or in the aggregate, is expected to have a material adverse effect on the Company's financial position, results of operations or cash flows.

The Company does not believe that it will have any liability under recent emergency legislation enacted in 1995 by the State of Maine to cover a significant shortfall in the Maine workers' compensation system through assessments of employers and insurers; however, there can be no assurance that the existing legislation will fully address the shortfall.

The Company is also involved in various other lawsuits and administrative proceedings. The relief sought in such lawsuits and proceedings include injunctions, damages and penalties. Although the final results in these suits and proceedings cannot be predicted with certainty, it is the present opinion of the Company, after consulting with legal counsel, that they will not have a material effect on the Company's financial position, results of operations or cash flows.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

The Acquisition (as defined in the Notes to Condensed Financial Statements) has resulted in a new basis of accounting, the adoption of certain accounting policies which differ from the accounting policies of the Predecessor Corporation (as defined in the Notes to Condensed Financial Statements) and increases to certain manufacturing costs (purchased pulp and energy within the Company's Mobile, Alabama facility) resulting from obtaining these manufacturing resources on a third party versus affiliate basis. As a result, the Company's financial statements for periods subsequent to the Acquisition are not comparable to the Predecessor Corporation's financial statements for the periods prior to the Acquisition.

This discussion contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements.

The following discussion and analysis should be read in conjunction with the accompanying Condensed Financial Statements and the Notes thereto, the Company's Annual Report on Form 10-K and the previously issued Quarterly Report on Form 10-Q Financial Information for the quarter ended January 3, 1996.

MARKET CONDITIONS

The Company's sales volumes decreased during the six months ended April 3, 1996 due to a softening in orders experienced by the industry across certain product lines primarily resulting from merchants, printers and other converters reducing their inventory levels which had increased above normal levels. The decline in apparent demand resulted in reduced prices, with discounting occurring on certain paper product grades. Although the Company realized lower net selling prices as a result of discounting during the first half of fiscal year 1996 as compared to the prices realized at the end of fiscal year 1995, net selling prices realized during the three and six months ended April 3, 1996 are higher than those realized during the same periods last year. In addition, the cost of raw materials decreased during the six months ended April 3, 1996 as compared to prices at the end of fiscal year 1995 due to the decrease in the market price of pulp. However, the Company manufactures approximately 65% of its pulp requirements which reduces the Company's exposure to fluctuations in the market price for pulp.

As a result of the weaker market conditions, the Company temporarily reduced production levels at certain of its manufacturing facilities during the first quarter of this fiscal year. The reduction of inventory levels by the Company's customers and the weaker market conditions continued through the second fiscal quarter. The Company expects that this weaker trend will reverse by the end of the third fiscal quarter and is forecasting an increase in demand during the final fiscal quarter. To the extent that the weaker market trend does not reverse or becomes more pervasive within the Company's existing product lines, the Company's sales, gross margins and cash flows will continue to be adversely effected.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 3, 1996 COMPARED TO THE THREE MONTHS ENDED MARCH 29,
1995

SALES

The Company's sales for the three months ended April 3, 1996 were $365.5 million compared to $349.2 million for the three months ended March 29, 1995, an increase of $16.3 million or 4.7%. The increase is primarily due to a 2.8% increase in average net revenue per ton and a 1.9% increase in shipment volume during such period.

COST OF GOODS SOLD

The Company's costs of goods sold for the three months ended April 3, 1996 were $293.1 million compared to $264.7 million for the three months ended March 29, 1995, an increase of $28.4 million or 10.7%. This increase primarily resulted from lower levels of production at certain of its manufacturing facilities and the effect of a power outage at one of the Company's principal manufacturing facilities. The power outage resulted in a loss of production for approximately 24 days. The effect of the power outage was partially offset by the deferral of approximately $5.5 million of manufacturing costs that were covered by the Company's business interruption insurance. The Company also adjusted the carrying value of certain inventories to net realizable value during this quarter. These increases were partially offset by a net reduction in labor costs.

The increase in cost of goods sold resulted in gross profit as a percent of sales decreasing to 19.8% for the three months ended April 3, 1996 from 24.2% for the same period last year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses were $32.7 million for the three months ended April 3, 1996 compared to $28.6 million for the three months ended March 29, 1995, an increase of $4.1 million. Selling, general and administrative expenses as a percent of sales increased to 8.9% for the three months ended April 3, 1996 compared to 8.2% for the three months ended March 29, 1995. This increase is primarily due to an increase in administrative expenses primarily resulting from the costs incurred to maintain the appropriate level of administrative services that were previously performed by Scott.

INTEREST EXPENSE

The Company's interest expense for the three months ended April 3, 1996 was $30.0 million compared to $32.0 million for the three months ended March 29, 1995. Interest expense includes the amortization of deferred financing fees.

SIX MONTHS ENDED APRIL 3, 1996 COMPARED TO THE SIX MONTHS ENDED MARCH 29, 1995

The following discussion compares the six months ended April 3, 1996 with the six months ended March 29, 1995. As used herein, the six months ended March 29, 1995 refers to the Predecessor Corporation for the period September 24, 1994 through December 20, 1994 combined with the Successor Corporation for the period December 21, 1994 through March 29, 1995.

SALES

The Company's sales for the six months ended April 3, 1996 were $720.4 million compared to $684.5 million for the six months ended March 29, 1995, an increase of $35.9 million or 5.2%. The increase is primarily due to a 9.6% increase in average net revenue per ton partially offset by a 4.0% decrease in shipment volume during such period.

COST OF GOODS SOLD

The Company's costs of goods sold for the six months ended April 3, 1996 were $579.4 million compared to $537.5 million for the six months ended March 29, 1995, an increase of $41.9 million or 7.8%. This increase is attributable to the increase in raw material cost for purchased pulp during the first quarter and the aforementioned lower production levels, a power outage and inventory valuation adjustments experienced during the second quarter. These increases were partially offset by a net reduction in labor costs.

The increase in pulp costs during the first quarter primarily resulted from higher prices on purchased pulp, as compared to the same period last year, and the effect of the Company's market-based long-term pulp supply contract at the Company's Mobile, Alabama facility which was entered into with Scott at the time of the Acquisition. Prior to the Acquisition, pulp purchases for the Company's Mobile operations were on a shared cost basis with other Scott operations located at the Mobile facility.

The increase in cost of goods sold resulted in gross profit as a percent of sales decreasing to 19.6% for the six months ending April 3, 1996 from 21.5% for the same period last year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses were $58.6 million for the six months ended April 3, 1996 compared to $52.3 million for the six months ended March 29, 1995, an increase of $6.3 million. Selling, general and administrative expenses as a percent of sales increased to 8.1% for the six months ended April 3, 1996 as compared to 7.6% for the six months ended March 29, 1995. This increase is primarily due to an increase in administrative expenses primarily resulting from the costs incurred to maintain the appropriate level of administrative services that were previously performed by Scott.

INTEREST EXPENSE AND TAXES

Following the Acquisition, the Company's capitalization and tax basis of accounting changed significantly. As a result, interest and tax expense prior to the Acquisition are not comparable to results following the Acquisition.

The Company's interest expense for the six months ended April 3, 1996 was $61.3 million compared to $46.1 million for the six months ended March 29, 1995. This increase reflects the incremental interest costs associated with the financing of the Acquisition. For all periods subsequent to the Acquisition date, interest expense includes the amortization of deferred financing fees and, for the six months ended March 29, 1995, fees associated with a bridge loan made available to the Company at the time of the Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Effective with the Acquisition, the Company began managing its own funding requirements. Prior to the Acquisition, the Predecessor Corporation participated in Scott's cash management system. Accordingly, cash received from the Predecessor Corporation's domestic operations was administered centrally along with the financing of working capital requirements and capital expenditures.

The Company's net cash provided by operating activities was $25.1 million for the six months ended April 3, 1996 as compared to $92.2 million for the six months ended March 29, 1995. This decrease is primarily due to decreases in net income, accounts payable and accrued and other current liabilities and an increase in inventories.

The increase in inventories at April 3, 1996 as compared to the balance at September 27, 1995 is primarily due to the aforementioned decline in demand due to the weakening in market conditions during the six months ended April 3, 1996 partially offset by the adjustments to the carrying value of certain inventories to net realizable value during the three months ended April 3, 1996. The decrease in accounts payable at April 3, 1996 compared to September 27, 1995 was primarily attributable to a decrease in purchasing volume resulting from decreased production levels and declining pulp prices when compared to the end of the fiscal year 1995.

The Company's operating working capital increased to $199.7 million at April 3, 1996 compared to $160.0 million at September 27, 1995. Operating working capital is defined as trade accounts receivable, other receivables and inventories less accounts payable and accrued and other current liabilities.

The Company's ratio of current assets to current liabilities was 1.3 at April 3, 1996 compared to 1.5 at September 27, 1995. This decrease is primarily due to the increase in current maturities of long-term debt partially offset by the increase in operating working capital for such period.

Net cash used in investing activities for the six months ended April 3, 1996 was $16.2 million compared to $1,512.4 million for the six months ended March 29, 1995. Net cash used in investing activities for the six months ended March 29, 1995 includes the effect of the cash outflows related to the Acquisition of approximately $1,493.7 million.

Capital expenditures for the six months ended April 3, 1996 were $18.3 million compared to $18.7 million for the six months ended March 29, 1995. Capital spending for the six months ended April 3, 1996 and March 29, 1995 was primarily for improvements to the Company's manufacturing and distribution facilities.

Estimated capital expenditures are expected to approximate $70.0 million during fiscal year 1996. In addition, due to a wide variety of increasingly stringent environmental laws and regulations, including compliance with the cluster rules (see the Notes to Condensed Financial Statements), the Company anticipates that capital expenditures related to environmental compliance will be approximately $85.0 million to $95.0 million through fiscal year 1999, assuming the cluster rules are adopted. The Company believes that cash generated by operations and amounts available under its revolving credit facility will be sufficient to meet its ongoing operating and capital expenditure requirements.

Net cash used in financing activities for the six months ended April 3, 1996 was $71.1 million compared to net cash provided of $1,415.5 million for the six months ended March 29, 1995. During the six months ended April 3, 1996, the Company borrowed and repaid $53.5 million under its revolving credit facility and paid approximately $74.9 million of outstanding borrowings under its term loan facilities in compliance with an excess cash flow payment requirement. Amounts paid in compliance with the excess cash flow requirement fulfill the majority of payments otherwise required to be paid in June 1996 and reduce future semi-annual installments on a pro rata basis. Cash provided by financing activities for the six months ended March 29, 1995 includes proceeds from long-term debt of $1,105.0 million. During the six months ended March 29, 1995, the Company repaid $138.7 million of amounts primarily borrowed under the Company's revolving credit facility. In addition, the Company received net proceeds from the issuance of preferred and common stock of $65.4 million and $331.8 million, respectively. Cash provided by financing activities for the six months ended March 29, 1995 was primarily utilized for the Acquisition. During the period from September 25, 1994 through December 20, 1994, the Predecessor Corporation received a net capital infusion from the Predecessor Corporation's parent company of approximately $47.2 million.

OTHER ITEMS

DEBT AND PREFERRED STOCK

At April 3, 1996, the Company's long-term debt was $930.6 million compared to $1,048.8 million at September 27, 1995, a decrease of $118.2 million. Current maturities of long-term debt increased from $78.6 million at September 27, 1995 to $121.6 million at April 3, 1996. This increase results from $100.0 million paid in April 1996 on amounts outstanding under the Company's credit facility obligations. The funds used for this debt payment were provided by the sale of the Company's accounts receivable which was done in conjunction with an amendment to the Company's credit facility as indicated in the Notes to Condensed Financial Statements. Approximately $3.0 million of financing fees that had previously been deferred will be written off in the third fiscal quarter as a result of this prepayment. The excess cash balance at September 27, 1995 was primarily used to meet the Company's credit facility obligations during the first quarter of fiscal 1996 (see the Notes to Condensed Financial Statements).

The Company has a $250.0 million revolving credit facility to finance working capital needs. At April 3, 1996, the Company did not have any borrowings outstanding under this facility, resulting in an unused borrowing capacity of approximately $249.0 million, after giving effect to outstanding letters of credit, which may be used to finance working capital needs. The Company is required to pay a commitment fee, which is based on the achievement of a certain financial ratio, of between 0.375% and 0.5% per annum on the average daily unused commitment available under the revolving credit facility.

In addition, the Company has a letter of credit facility to support certain obligations of the Company. The Company had approximately $170.5 million of letters of credit outstanding under its letter of credit facility at April 3, 1996 and September 27, 1995. The Company pays a commission, which is based on the achievement of a certain financial ratio, of between 1.0% and 2.5% on outstanding letters of credit and an issuance fee of 0.125% per annum on letters of credit issued.

The Company's credit agreement, which was amended in April 1996 as indicated in the Notes to Condensed Financial Statements, contains restrictive covenants which limit the Company with respect to certain matters including, among other things, the ability to incur debt, pay dividends, make acquisitions, sell assets, merge, grant or incur liens, guarantee obligations, make investments or loans, make capital expenditures, create subsidiaries or change its line of business. The credit agreement also restricts the Company from prepaying certain of its indebtedness. Under the credit agreement, the Company is required to satisfy certain financial covenants which will require the Company to maintain specified financial ratios, including a minimum interest coverage ratio, a minimum debt service ratio and a net worth test.

The Company does not anticipate paying cash dividends on its senior preferred stock for any period ending on or prior to December 15, 1999. The Company intends to retain future earnings, if any, for use in its business and does not anticipate paying any cash dividends on the senior preferred stock prior to such date. In addition, the terms of the credit agreement and the indenture (the "Indenture") relating to the Company's series B senior subordinated notes limit the amount of cash dividends the Company may pay with respect to the senior preferred stock and other equity securities both before and after that date.

CONSIDERATIONS RELATING TO HOLDINGS' CASH OBLIGATIONS

The Company expects that it may make certain cash payments to Holdings or other affiliates during fiscal 1996 to the extent that cash is available and to the extent it is permitted to do so under the terms of the credit agreement, the Indenture and the terms of the senior preferred stock. Such payments may include, among other things, (i) amounts under a tax sharing agreement to be entered into between the Company and Holdings necessary to enable Holdings to pay the Company's taxes, (ii) administrative fees to Holdings and amounts to cover specified costs and expenses of Holdings and
(iii) an annual advisory fee for management advisory services, limited to $1.0 million, to Sappi and/or its affiliates. To the extent the Company continues to make such payments, it will do so only to the extent such payments are permitted under the terms of the credit agreement, the Indenture and the terms of the senior preferred stock.

Because Holdings has no material assets other than the outstanding common stock of the Company (all of which is pledged to the lenders under the credit agreement) and all of the operations of Holdings (other than the management of its investment in the Company) are currently conducted through the Company and its subsidiaries, Holdings' ability to meet its cash obligations is dependent upon the earnings of the Company and its subsidiaries and the distribution or other provision of those earnings to Holdings. Holdings has no material indebtedness outstanding (other than advances that may be owed from time to time to the Company and guarantees in respect of indebtedness of the Company and its subsidiaries) and Holding's 15% senior exchangeable preferred stock, which was issued in connection with the Acquisition, is not mandatorily redeemable (except upon the occurrence of certain specified events) and provides that dividends need not be paid in cash until the year 2000. Holdings does, however, have various obligations with respect to its equity securities (including in respect of registration rights granted by Holdings) that are likely to require cash expenditures by Holdings. The Company believes that the credit agreement, the Indenture and the senior preferred stock permit the Company to pay a dividend or otherwise provide funds to Holdings to enable Holdings to meet its known cash obligations for the foreseeable future, provided that the Company meets certain conditions. Among such conditions are that the Company maintain specified financial ratios and comply with certain financial tests.

                         PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Intentionally omitted. *

ITEM 2.   CHANGES IN SECURITIES

          Intentionally omitted. *

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Intentionally omitted. *

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Intentionally omitted. *

ITEM 5.   OTHER INFORMATION

          Intentionally omitted. *

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Intentionally omitted. *







- -----------------------------------------------------------------------------
* This report is being voluntarily filed with the Commission pursuant to the registrant's contractual obligations to file with the Commission all financial information that would be required to be filed on a Form 10-Q. The registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                                   SIGNATURE

The registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  S. D. Warren Company

  Date: May 16, 1996              By:   /s/ TREVOR L. LARKAN
  ------------------              --------------------------------------------
                                  Trevor L. Larkan
                                  Vice President (Principal Financial Officer)