Form 10-Q/A
period 1996-04-03
WARREN S D CO /PA/
filed 1996-07-12
CIK 935704

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               AMENDMENT NO. 1
                                     TO
                      FORM 10-Q FINANCIAL INFORMATION*
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended April 3, 1996
                     Commission file number:  33-88496*
                            S. D. WARREN COMPANY
           (Exact name of registrant as specified in its charter)

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