Form 10-Q
period 1996-07-03
WARREN S D CO /PA/
filed 1996-08-19
CIK 935704

                            UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                    FORM 10-Q FINANCIAL INFORMATION *
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended July 3, 1996
                  Commission file number:  33-88496 *

                          S. D. WARREN COMPANY
        (Exact name of registrant as specified in its charter)

Pennsylvania                           23-2366983
- ------------                           ----------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

225 Franklin Street, Boston, Massachusetts                02110
- ------------------------------------------                -----
(Address of principal executive offices)                (Zip Code)

                             (617-423-7300)
                             --------------
         (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   No __
Not Applicable X *
               ---

This report consists of 20 sequentially numbered pages.




- -------------------------------------------------------------------------
* This report is being voluntarily filed with the Securities and Exchange Commission (the "Commission") pursuant to the registrant's contractual obligations to file with the Commission all financial information that would be required to be filed on a Form 10-Q. The registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                          S. D. WARREN COMPANY

                                  INDEX

                     PART I.  FINANCIAL INFORMATION

                                                                         PAGE
ITEM 1.  CONDENSED FINANCIAL STATEMENTS
         Condensed Statements of Operations for the three months
         ended June 28, 1995 and July 3, 1996                              3

         Condensed Statements of Operations for the
           period September 25, 1994 through December 20,
           1994, the period December 21, 1994 through
           June 28, 1995 and the nine months ended July 3, 1996            4

         Condensed Balance Sheets at September 27, 1995 and
           July 3, 1996                                                    5

         Condensed Statements of Cash Flows for the period
           September 25, 1994 through December 20, 1994, the period
           December 21, 1994 through June 28, 1995 and the nine
           months ended July 3, 1996                                       6

         Notes to Condensed Financial Statements                           7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION                            12


                       PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                 19

ITEM 2.  CHANGES IN SECURITIES                                             19

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   19

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               19

ITEM 5.  OTHER INFORMATION                                                 19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  19

SIGNATURE                                                                  20

                             S. D. WARREN COMPANY
                     CONDENSED STATEMENTS OF OPERATIONS

                      (IN MILLIONS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                     THREE MONTHS ENDED    THREE MONTHS ENDED
                                        JUNE 28, 1995         JULY 3, 1996
                                     ------------------    ------------------
                                        S. D. WARREN          S. D. WARREN
                                        COMPANY AND           COMPANY AND
                                        SUBSIDIARIES          SUBSIDIARIES
                                     ------------------    ------------------

Sales                                     $ 393.4                 $ 346.4
Cost of goods sold                          305.9                   305.6
                                          -------                 -------
Gross profit                                 87.5                    40.8
Selling, general and administrative
 expense                                     29.5                    27.7
                                          -------                 -------
Income from operations                       58.0                    13.1
Other income (expense), net                   1.5                    (1.8)
Interest expense                             30.2                    23.0
                                          -------                 -------

Income (loss) before income taxes and
 extraordinary item                          29.3                   (11.7)
Income tax expense (benefit)                 11.3                    (4.9)
                                          -------                 -------
Income (loss) before extraordinary item      18.0                    (6.8)

Extraordinary item, net of tax (Note 5)       --                     (2.0)
                                          -------                 -------
Net income (loss)                            18.0                    (8.8)

Dividends and accretion on Series B
 preferred stock                              2.3                     3.4
                                          -------                 -------
Net income (loss) applicable to common
 stockholder                               $ 15.7                  $(12.2)
                                          -------                 -------
                                          -------                 -------

Earnings (loss) per common share
 (in millions):

   Income (loss) before extraordinary
    item                                   $ 0.18                 $ (0.07)
                                          -------                 -------
                                          -------                 -------
   Net income (loss)                       $ 0.18                 $ (0.09)
                                          -------                 -------
                                          -------                 -------
   Net income (loss) applicable to
    common stockholder                     $ 0.16                 $ (0.12)
                                          -------                 -------
                                          -------                 -------
Weighted average number of shares
 outstanding                                  100                     100
                                          -------                 -------
                                          -------                 -------

            See accompanying notes to condensed financial statements

                                       S. D. WARREN COMPANY
                              CONDENSED STATEMENTS OF OPERATIONS

                               (IN MILLIONS, EXCEPT SHARE DATA)
                                           (UNAUDITED)

                                      PERIOD SEPTEMBER 25,     PERIOD DECEMBER 21,     NINE MONTHS
                                       1994 THROUGH               1994 THROUGH         ENDED JULY 3,
                                       DECEMBER 20, 1994          JUNE 28, 1995           1996
                                     ---------------------     -------------------     ------------
                                        S. D. WARREN
                                         COMPANY AND              S. D. WARREN         S. D. WARREN
                                      CERTAIN RELATED             COMPANY AND          COMPANY AND
                                         AFFILIATES               SUBSIDIARIES         SUBSIDIARIES
                                        (PREDECESSOR)              (SUCCESSOR)          (SUCCESSOR)
                                     ---------------------     -------------------     ------------
Sales                                       $313.6                     $764.3             $1,066.8
Cost of goods sold                           258.7                      584.7                885.0
                                            ------                     ------             --------
Gross profit                                  54.9                      179.6                181.8
Selling, general and administrative
 expense                                      22.1                       59.7                 86.3
                                            ------                     ------             --------
Income from operations                        32.8                      119.9                 95.5
Other income (expense), net                   (0.5)                       2.2                 (1.3)
Interest expense                               2.3                       74.0                 84.3
                                            ------                     ------             --------
Income before income taxes and
 extraordinary item                           30.0                       48.1                  9.9
Income tax expense                            12.0                       19.2                  4.0
                                            ------                     ------             --------
Income before extraordinary item            $ 18.0                       28.9                  5.9
                                            ------
                                            ------
Extraordinary item, net of tax (Note 5)                                   --                  (2.0)
                                                                       ------             --------
Net income                                                               28.9                  3.9
Dividends and accretion on Series B
 preferred stock                                                          5.7                 10.0
                                                                       ------             --------
Net income (loss) applicable to common
 stockholder                                                           $ 23.2              $  (6.1)
                                                                       ------             --------
                                                                       ------             --------
Earnings (loss) per common share
 (in millions):

   Income before extraordinary item                                    $ 0.29              $  0.06
                                                                       ------             --------
                                                                       ------             --------
   Net income                                                          $ 0.29              $  0.04
                                                                       ------             --------
                                                                       ------             --------
   Net income (loss) applicable to
    common stockholder                                                 $ 0.23             $  (0.06)
                                                                       ------             --------
                                                                       ------             --------
Weighted average number of shares
 outstanding                                                              100                  100
                                                                       ------             --------
                                                                       ------             --------

            See accompanying notes to condensed financial statements

                               S. D. WARREN COMPANY
                             CONDENSED BALANCE SHEETS

                              (IN MILLIONS, UNAUDITED)

                                     SEPTEMBER 27, 1995        JULY 3, 1996
                                     ------------------    ------------------
                                        S. D. WARREN          S. D. WARREN
                                        COMPANY AND           COMPANY AND
                                        SUBSIDIARIES          SUBSIDIARIES
                                     ------------------    ------------------

                                  ASSETS
Current Assets:
 Cash and cash equivalents                $   62.2             $    1.8
 Trade accounts receivable, net              129.4                 37.8
 Other receivables                            24.5                 21.0
 Inventories                                 226.5                220.6
 Other current assets                         11.8                 11.1
                                           -------              -------
           Total current assets              454.4                292.3
Plant assets, net                          1,150.7              1,115.7
Timber resources, net                         98.4                 98.3
Goodwill, net                                114.0                110.5
Deferred financing fees, net                  53.1                 46.3
Other assets, net                             24.7                 21.8
                                           -------              -------
           Total assets                   $1,895.3             $1,684.9
                                           -------              -------
                                           -------              -------

                    LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Current maturities of long-term debt     $  78.6             $   46.6
  Accounts payable                           112.2                 88.3
  Accrued and other current liabilities      108.2                 92.3
                                           -------              -------
           Total current liabilities         299.0                227.2
                                           -------              -------

Long-term debt:
  Term loans                                 553.8                411.4
  Senior subordinated notes                  375.0                375.0
  Other                                      120.0                116.4
                                           -------              -------
                                           1,048.8                902.8
                                           -------              -------

Other liabilities                            103.8                107.3
                                           -------              -------

           Total liabilities               1,451.6              1,237.3
                                           -------              -------

Commitments and contingencies (Note 7)

Series B redeemable exchangeable
 preferred stock (liquidation value,
 $83.5 and $92.9, respectively)               74.5                 84.5
                                           -------              -------
Stockholder's equity:

  Common stock                                --                    --
  Capital in excess of par value             331.8                331.8
  Retained earnings                           37.4                 31.3
                                           -------              -------
           Total stockholder's equity        369.2                363.1
                                           -------              -------

           Total liabilities and
            stockholder's equity          $1,895.3             $1,684.9
                                           -------              -------
                                           -------              -------

            See accompanying notes to condensed financial statements

                               S. D. WARREN COMPANY
                        CONDENSED STATEMENTS OF CASH FLOWS

                            (IN MILLIONS, UNAUDITED)

                                           PERIOD SEPTEMBER 25,     PERIOD DECEMBER 21,     NINE MONTHS
                                            1994 THROUGH               1994 THROUGH         ENDED JULY 3,
                                            DECEMBER 20, 1994          JUNE 28, 1995           1996
                                          ---------------------     -------------------     ------------
                                             S. D. WARREN
                                              COMPANY AND              S. D. WARREN         S. D. WARREN
                                           CERTAIN RELATED             COMPANY AND          COMPANY AND
                                              AFFILIATES               SUBSIDIARIES         SUBSIDIARIES
                                             (PREDECESSOR)              (SUCCESSOR)          (SUCCESSOR)
                                          ---------------------     -------------------     ------------
Cash Flows from Operating Activities:
 Net income                                    $ 18.0                     $    28.9            $  3.9
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation, cost of timber harvested and
    amortization                                 28.8                          56.6              86.9
   Inventory market value adjustments             --                            --               10.5
   Other                                         11.6                           3.6               2.0
 Changes in assets and liabilities:
   Trade accounts receivable, net                (1.7)                        (22.0)             91.6
   Inventories                                    3.7                         (48.7)             (4.6)
   Accounts payable, accrued and other
    current liabilities                           6.0                          34.2             (42.6)
   Accruals for restructuring programs          (12.7)                          --                --
   Other assets and liabilities                 (15.6)                          1.8              (0.3)
                                             --------                      --------           -------

     Net cash provided by operating
     activities                                  38.1                          54.4             147.4
                                             --------                      --------           -------

Cash Flows from Investing Activities:
 Acquisition, net of related costs               --                        (1,493.7)             --
 Proceeds from disposals of plant
  assets                                         --                             0.6               2.2
 Investments in plant assets and timber
  resources                                     (14.5)                        (14.9)            (32.2)
                                             --------                      --------           -------
     Net cash used in investing
     activities                                 (14.5)                     (1,508.0)            (30.0)
                                              --------                      --------           -------

Cash Flows from Financing Activities:
 Proceeds from debt                               --                        1,130.1               --
 Repayments of debt                              (0.5)                       (161.7)           (177.8)
 Proceeds from equity contribution                --                          331.8               --
 Proceeds from issuance of preferred
  stock, net of expenses                          --                           65.4               --
 Bank overdraft                                   --                           13.0               --
 Predecessor Corporation's parent
  company capital infusions, net                 47.2                           --                --
                                             --------                      --------           -------
     Net cash provided by (used in)
     financing activities                        46.7                       1,378.6            (177.8)
                                             --------                      --------           -------

Net change in cash and cash equivalents          70.3                         (75.0)            (60.4)
Cash and cash equivalents, at beginning
 of period                                        4.7                          75.0              62.2
                                             --------                      --------           -------
Cash and cash equivalents, at end of
 period                                       $  75.0                        $  --            $   1.8
                                             --------                      --------           -------



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

FORMATION AND ACQUISITION

On October 8, 1994, SDW Acquisition Corporation ("SDW Acquisition"), a direct wholly-owned subsidiary of SDW Holdings Corporation ("Holdings"), entered into a definitive agreement pursuant to which, on December 20, 1994, SDW Acquisition acquired (the "Acquisition") from Scott Paper Company ("Scott") all of the outstanding capital stock of Warren, then a wholly-owned subsidiary of Scott, and certain related affiliates of Scott (referred to herein after as the "Predecessor Corporation"). Immediately following the Acquisition, SDW Acquisition merged with and into Warren, with Warren (the "Successor Corporation") surviving. The Company is wholly-owned by Holdings which in turn is majority-owned by Sappi Limited ("Sappi").

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

PREDECESSOR CORPORATION

The unaudited interim condensed combined financial information for the period September 25, 1994 through December 20, 1994 refers to the Predecessor Corporation. The unaudited condensed combined financial information for such period of the Predecessor Corporation is derived from the audited financial statements for such period included in the Company's 1995 Annual Report on Form 10-K. The unaudited condensed combined financial statements of the Predecessor Corporation are based upon financial information made available to the Company by Scott, which until December 20, 1994 owned the Company and accounted for the Company as part of Scott's consolidated financial statements.

UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company's financial position and results of operations. The accompanying unaudited condensed financial statements together with the interim condensed financial statements of the Predecessor Corporation should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K and the previously issued Quarterly Reports on Form 10-Q Financial Information for the quarters ended January 3, 1996 and April 3, 1996. The unaudited condensed results of operations for the three months and nine months ended July 3, 1996 are not necessarily indicative of results that could be expected for a full year.

The Company's income before income taxes for the three months ended June 28, 1995 and the period December 21, 1994 through June 28, 1995 have been increased by $3.5 million and $13.2 million, respectively, from amounts previously reported as a result of the finalization of purchase accounting adjustments made in the last quarter of fiscal 1995. In addition, certain prior period amounts have been reclassified to conform to their current presentation.

NOTE 2. ACCOUNTS RECEIVABLE

On April 23, 1996, in conjunction with an amendment to the Company's credit facility, the Company entered into a five year agreement which provides for the sale of all of the Company's trade accounts receivable, net of all related allowances, through a bankruptcy remote subsidiary to an unrelated financial institution (the "A/R facility"). The cash proceeds from the sale are based upon a computation of eligible trade accounts receivable and the subsidiary retains an undivided interest in the remaining "ineligible" trade accounts receivable. As collections reduce the trade accounts receivable sold, participating interests in new trade accounts receivable are sold. As of July 3, 1996, $130.9 million of trade accounts receivable had been sold to the unrelated financial institution and the Company's subsidiary retained an undivided interest in $37.8 million of trade accounts receivable, net. The sale is reflected as a reduction in accounts receivable in the accompanying Condensed Balance Sheet and as operating cash flows in the accompanying Condensed Statement of Cash Flows. Fees associated with this transaction are recorded in other income (expense) in the Company's Condensed Statement of Operations.

NOTE 3.  RELATED PARTY TRANSACTIONS

During the three and nine months ended July 3, 1996, the Company sold products to certain subsidiaries of Sappi ("affiliates") at market prices primarily in U.S. Dollars. These affiliates then sold the Company's products to external customers. Proceeds from sales to affiliates are remitted to Warren net of sales commissions. The Company sold approximately $28.9 million and $71.1 million to affiliates and incurred fees of approximately $1.6 million and $4.3 million relating to these sales for the three and nine months ended July 3, 1996, respectively. Trade accounts receivable from affiliates at July 3, 1996, including amounts sold (see Note 2), were approximately $24.3 million. The Company expects to finalize the written agreements for transactions with these affiliates in the near future.

During the third fiscal quarter, the Company commenced transacting business in currencies other than the U.S. Dollar, primarily the Japanese Yen. The Company manages the potential exposure associated with transacting in foreign currencies through the use of foreign currency forward contracts. These contracts are used to offset the effects of exchange rate fluctuations on a portion of the underlying Yen denominated exposure. These exposures include firm intercompany trade accounts receivable. Realized and unrealized gains and losses on these contracts at July 3, 1996 were immaterial.

During fiscal year 1996, the Company began purchasing products from certain affiliates in U.S. Dollars primarily for sale to external customers. The Company receives commissions from the affiliates on such sales. These transactions to date have not been material.

NOTE 4.  INVENTORIES (IN MILLIONS)

                                      SEPTEMBER 27, 1995    JULY 3, 1996
                                      ------------------    -------------
Finished products                         $ 89.8               $ 111.3
Work in process                             51.0                  38.4
Pulp, logs and pulpwood                     33.2                  20.8
Maintenance parts and other supplies        52.5                  50.1
                                          ------                ------
                                          $226.5                $220.6
                                          ------                ------
                                          ------                ------

NOTE 5.  LONG-TERM DEBT

The Company amended its credit agreement in April 1996 and changed certain provisions relating to restrictive covenants including, among other things, the ability to incur additional debt, pay dividends and sell certain assets. In addition, certain provisions relating to interest rates, fees, collateral, prepayments and affirmative covenants were also amended.

In April 1996, the proceeds from the A/R facility along with $10.0 million of available cash on hand were used to prepay $100.0 million of the term loans under the credit agreement. Approximately $3.3 million of financing fees that had previously been deferred were written off as a result of this prepayment and recorded as an extraordinary item in the accompanying Condensed Statement of Operations net of a $1.3 million tax effect. In addition, during the nine months ended July 3, 1996, payments totaling approximately $74.9 million were made pursuant to an excess cash flow requirement, as defined. Amounts paid pursuant to the excess cash flow requirement during the nine months ended July 3, 1996 fulfill the majority of the term loan payments that otherwise would have been required to be paid in June 1996 and reduce future semi-annual installments on a pro rata basis.
The current maturities of long-term debt balance of $46.6 million at July 3, 1996 primarily represents the amounts payable in December 1996 and June 1997 under the Company's term loan facilities.

NOTE 6.  ENVIRONMENTAL AND SAFETY MATTERS

The Company is subject to a wide variety of increasingly stringent environmental laws and regulations relating to, among other matters, air emissions, wastewater discharges, past and present landfill operations and hazardous waste management. These laws include the Federal Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and their respective state counterparts. The Company will continue to incur significant capital and operating expenditures to maintain compliance with applicable federal and state environmental laws. These expenditures include costs of compliance with federal worker safety laws, landfill expansions and wastewater treatment system upgrades. None of these expenditures, individually or in the aggregate, are expected to have a material adverse effect on the Company's business or financial condition.

In addition to conventional pollutants, minute quantities of dioxins and other chlorinated organic compounds may be contained in the wastewater effluent of the Company's bleached kraft pulp mills in Somerset and Westbrook, Maine and Muskegon, Michigan. The most recent National Pollutant Discharge Elimination System ("NPDES") wastewater permit limits proposed by the EPA would limit dioxin discharges from the Company's Somerset and Westbrook mills to less than the level of detectability. The Company is presently meeting the EPA's proposed dioxin limits but it is not meeting the proposed limits for other parameters (e.g. temperature and color) and is pursuing efforts to revise these other wastewater permit limits for its facilities. While the permit limitations at these two facilities are being challenged, the Company continues to operate under existing EPA permits, which have technically expired, in accordance with accepted administrative practice. In addition, the Muskegon mill is involved, as one of various industrial plaintiffs, in litigation with the County of Muskegon regarding the County's 1994 ordinance governing its industrial wastewater pretreatment program. The lawsuit challenges, among other things, the treatment capacity availability and local effluent limit provisions of the ordinance. In July 1996, the Court rendered a decision substantially in favor of the Company and the other plaintiffs, but the County is expected to appeal the Court's decision. If the Company and the other plaintiffs do not prevail in that appeal, the Company may not be able to obtain additional treatment capacity for future expansions and the County could impose stricter permit limits. In the meantime, the County has issued a permit with effluent limits that the Company is able to meet without additional pretreatment. The imposition of currently proposed permit limits or the failure of the Muskegon lawsuit could require substantial additional expenditures, including short-term expenditures, and may lead to substantial fines for any noncompliance.

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

The Company has been identified as a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), or analogous state law, for cleanup of contamination at seven sites. Based upon the Company's understanding of the total amount of costs at each site, its calculation of its percentage share in each proceeding, and the number of potentially responsible parties at each site, the Company presently believes that its aggregate exposure for these matters will not be material. Moreover, in accordance with the agreement pursuant to which the Company was acquired, the Company's former parent, Scott, agreed to indemnify and defend the Company for and against, among other things, the full amount of any damages or costs resulting from the off-site disposal of hazardous substances occurring prior to the date of closing, including all damages and costs related to these seven sites. Since the date of closing of the acquisition agreement, Scott, or its successor, has been performing under the terms of this environmental indemnity and defense provision and, therefore, the Company has not expended any funds with respect to these seven sites.

None of these environmental matters, individually or in the aggregate, are expected to have a material adverse effect on the Company's financial position, results of operations or cash flows.

The Company does not believe that it will have any liability under emergency legislation enacted in 1995 by the State of Maine to cover a significant shortfall in the Maine workers' compensation system through assessments of employers and insurers; however, there can be no assurance that the existing legislation will fully address the shortfall.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

In November 1997, a ballot initiative in the State of Maine will include a binding referendum measure that, if approved by voters, will impose restrictions on the harvesting of timberlands in unincorporated areas in the State of Maine, which includes all of the Company's timberlands. Although the outcome of the proposed referendum cannot be predicted with any certainty, the effect of complying with the provisions of the referendum, if approved, may have a material adverse effect on the Company's financial condition, results of operations and cash flows.

The Company's contract, covering approximately 750 employees, at the Somerset facility expired September 30, 1995. While negotiations are in process for a new contract, the Somerset employees are continuing to work under the terms of the expired agreement. The Company anticipates reaching agreement on a new contract and does not expect a work stoppage to occur. However, in the event an agreement cannot be reached and a prolonged work stoppage that results in a curtailment of output ensues, the Company's financial position, results of operations and cash flows could be adversely affected.

Discussions are currently in process between the Company and the Securities and Exchange Commission related to the appropriate accounting treatment of certain transactions primarily related to prior periods. Although the outcome of these discussions cannot be predicted with any certainty, the financial statements of the Company may be amended as a result.

The Company is also involved in various other lawsuits and administrative proceedings. The relief sought in such lawsuits and proceedings includes injunctions, damages and penalties. Although the final results in these suits and proceedings cannot be predicted with certainty, it is the present opinion of the Company, after consulting with legal counsel, that they will not have a material effect on the Company's financial position, results of operations or cash flows.

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

The Company wishes to caution readers that this discussion and analysis contains forward-looking statements which, at the time made, speak about the future and are based upon management's interpretation of what it believes are significant factors affecting the Company's business. The Company believes that various factors, among others, could affect the Company's actual results and could cause the Company's actual results for 1996 and beyond, to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Such factors include, but are not limited to: global economic and market conditions, production and capacity in the United States and Europe; production and pricing levels of pulp and paper; any major disruption in production at key facilities; alterations in trade conditions in and between the United States and other countries where the Company does business; and changes in environmental, tax and other laws and regulations.

The following discussion and analysis should be read in conjunction with the accompanying Condensed Financial Statements and the Notes thereto, the Company's Annual Report on Form 10-K and the previously issued Quarterly Reports on Form 10-Q Financial Information for the quarters ended January 3, 1996 and April 3, 1996.

MARKET CONDITIONS

Demand for the Company's products decreased during the nine months ended July 3, 1996 as compared to demand levels during the second half of fiscal 1995. This decrease is due to a softening in orders experienced by the industry across certain product lines primarily resulting from merchants, printers and other converters reducing their inventory levels which had increased above normal levels. The decline in apparent demand resulted in reduced prices, with discounting occurring on certain paper product grades. Accordingly, the Company realized lower net selling prices per ton during the first nine months of fiscal year 1996 as compared to prices realized during the second half of fiscal year 1995. However, because the impact of the increase in prices in 1995 was not realized until the latter half of fiscal year 1995, net selling prices realized during the nine months ended July 3, 1996 remained relatively flat as compared to those prices realized during the same period last year. In addition, the cost of raw materials decreased during the nine months ended July 3, 1996 as compared to prices at the end of fiscal year 1995 due to the decrease in the market price of pulp. However, the Company manufactures approximately 65% of its pulp requirements which reduces its exposure to fluctuations in the market price for pulp.

As a result of the weaker market conditions, the Company temporarily reduced production levels at certain of its manufacturing facilities during the first quarter of this fiscal year. The reduction of inventory levels by the Company's customers and the weaker market conditions continued into the summer months which are typically strong due to increased demand from catalog printers. In addition, new capacity commencing later this year in the United States and overseas is expected to increase competition for market share and may delay any improvement in market conditions. The paper market is highly cyclical and to the extent that the weaker market trend does not reverse or becomes more pervasive within the Company's existing product lines, the Company's sales, gross margins and cash flows will continue to be adversely effected.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 3, 1996 COMPARED TO THE THREE MONTHS ENDED JUNE 28,
1995

SALES

The Company's sales for the three months ended July 3, 1996 were $346.4 million compared to $393.4 million for the three months ended June 28, 1995, a decrease of $47.0 million or 11.9%. The decrease is primarily due to a decrease in average net revenue per ton partially offset by a 1.8% increase in shipment volume during such period.

COST OF GOODS SOLD

The Company's cost of goods sold for the three months ended July 3, 1996 was $305.6 million compared to $305.9 million for the three months ended June 28, 1995. A decrease in the cost of purchased pulp was offset primarily by unplanned maintenance costs and adjustments to the carrying value of certain inventories to net realizable value.

The decrease in sales of $47.0 million for the three months ended July 3, 1996 as compared to the corresponding period in 1995 resulted in a decrease in gross profit as a percent of sales to 11.8% during the third fiscal quarter of 1996 from 22.2% during the same period last year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses were $27.7 million for the three months ended July 3, 1996 compared to $29.5 million for the three months ended June 28, 1995, a decrease of $1.8 million. Selling, general and administrative expenses as a percent of sales increased to 8.0% for the three months ended July 3, 1996 compared to 7.5% for the three months ended June 28, 1995.


INTEREST EXPENSE

The Company's interest expense for the three months ended July 3, 1996 was $23.0 million compared to $30.2 million for the three months ended June 28, 1995. The reduction in interest expense for the three months ended July 3, 1996 as compared to the same period last year is primarily due to lower levels of outstanding debt and a reduction in applicable interest rates. Interest expense includes the amortization of deferred financing fees.

NINE MONTHS ENDED JULY 3, 1996 COMPARED TO THE NINE MONTHS ENDED JUNE 28, 1995

The following discussion compares the nine months ended July 3, 1996 with the nine months ended June 28, 1995. As used herein, the nine months ended June 28, 1995 refers to the Predecessor Corporation for the period September 25, 1994 through December 20, 1994 combined with the Successor Corporation for the period December 21, 1994 through June 28, 1995.

SALES

The Company's sales for the nine months ended July 3, 1996 were $1,066.8 million compared to $1,077.9 million for the nine months ended June 28, 1995. Both average net revenue per ton and shipment volume were relatively flat during the nine months ended July 3, 1996 as compared to the same period last year.

COST OF GOODS SOLD

The Company's cost of goods sold for the nine months ended July 3, 1996 was $885.0 million compared to $843.4 million for the nine months ended June 28, 1995, an increase of $41.6 million or 4.9%. This increase is primarily attributable to costs related to lower production during the first fiscal quarter, the net effect of a power outage which resulted in a loss of production for approximately 24 days during the second fiscal quarter, unplanned maintenance costs and inventory valuation adjustments.

The increase in pulp costs which occurred during the first fiscal quarter as compared to the same period last year was offset by a decrease in the market price of pulp during the third quarter as compared to the same period in fiscal year 1995. The Company expects the lower pulp costs to continue through the remainder of the fiscal year.

The increase in cost of goods sold resulted in gross profit as a percent of sales decreasing to 17.0% for the nine months ending July 3, 1996 from 21.8% for the same period last year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses were $86.3 million for the nine months ended July 3, 1996 compared to $81.8 million for the nine months ended June 28, 1995, an increase of $4.5 million. Selling, general and administrative expenses as a percent of sales increased to 8.1% for the nine months ended July 3, 1996 as compared to 7.6% for the nine months ended June 28, 1995. This increase is primarily due to an increase in administrative expenses primarily resulting from the costs incurred to maintain the appropriate level of administrative services that were previously performed by Scott.

INTEREST EXPENSE AND TAXES

Following the Acquisition, the Company's capitalization and tax basis of accounting changed significantly. As a result, interest and tax expense prior to the Acquisition are not comparable to results following the Acquisition.

The Company's interest expense for the nine months ended July 3, 1996 was $84.3 million compared to $76.3 million for the nine months ended June 28, 1995. This increase reflects the incremental interest costs associated with the financing of the Acquisition. For all periods subsequent to the Acquisition date, interest expense includes the amortization of deferred financing fees and, for the nine months ended June 28, 1995, fees associated with a bridge loan made available to the Company at the time of the Acquisition.

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

The Company's net cash provided by operating activities was $147.4 million for the nine months ended July 3, 1996 as compared to $92.5 million for the nine months ended June 28, 1995. This increase is primarily due to $90.0 million of proceeds received resulting from the sale of the Company's accounts receivable as indicated in the Notes to Condensed Financial Statements. This increase was partially offset by the decrease in net income, accounts payable and accrued and other current liabilities.

Inventory tons increased at July 3, 1996 as compared to September 27, 1995 primarily due to a decline in demand as a result of weakened market conditions. Although inventory tons increased, the inventories balance reflected on the Condensed Balance Sheet indicates a decrease during such period due to adjustments to the carrying value of certain inventories to net realizable value. The decrease in accounts payable at July 3, 1996 compared to September 27, 1995 was primarily attributable to declining pulp prices when compared to the end of fiscal year 1995. Accrued and other current liabilities decreased during the nine months ended July 3, 1996 as compared to the balance at September 27, 1995 primarily as a result of a significant semi-annual interest payment made in June 1996.

The Company's operating working capital decreased to $98.8 million at July 3, 1996 compared to $160.0 million at September 27, 1995. Operating working capital is defined as trade accounts receivable, other receivables and inventories less accounts payable and accrued and other current liabilities. This decrease primarily resulted from the sale of the Company's receivables.

The Company's ratio of current assets to current liabilities was 1.3 at July 3, 1996 compared to 1.5 at September 27, 1995. This decrease reflects the effect of the sale of the Company's accounts receivable, partially offset by a decrease in the current maturities of long-term debt, accounts payable and accrued and other current liabilities.

Net cash used in investing activities for the nine months ended July 3, 1996 was $30.0 million compared to $1,522.5 million for the nine months ended June 28, 1995. Net cash used in investing activities for the nine months ended June 28, 1995 includes the effect of the cash outflows related to the Acquisition of approximately $1,493.7 million.

Capital expenditures for the nine months ended July 3, 1996 were $32.2 million compared to $29.4 million for the nine months ended June 28, 1995. Capital spending for the nine months ended July 3, 1996 and June 28, 1995 was primarily for improvements to the Company's manufacturing and distribution facilities.

Estimated capital expenditures are expected to approximate $50.0 million during fiscal year 1996. In addition, due to a wide variety of increasingly stringent environmental laws and regulations, including compliance with the cluster rules (see the Notes to Condensed Financial Statements), the Company anticipates that aggregate capital expenditures related to environmental compliance will be approximately $85.0 million to $95.0 million through fiscal year 1999, assuming the cluster rules are adopted. The Company believes that cash generated by operations and amounts available under its revolving credit facility will be sufficient to meet its ongoing operating and capital expenditure requirements.

Net cash used in financing activities for the nine months ended July 3, 1996 was $177.8 million compared to net cash provided of $1,425.3 million for the nine months ended June 28, 1995. During the nine months ended July 3, 1996, the Company borrowed and repaid $56.1 million under its revolving credit facility and paid approximately $74.9 million of outstanding borrowings under its term loan facilities in compliance with an excess cash flow payment requirement. Amounts paid in compliance with the excess cash flow requirement fulfill the majority of payments otherwise required to be paid in June 1996 and reduce future semi-annual installments on a pro rata basis. In addition, in April 1996 the Company utilized the cash received from the aforementioned sale of the Company's accounts receivable and amounts on hand to repay $100 million of its outstanding long term debt (see Notes to Condensed Financial Statements). Cash provided by financing activities for the nine months ended June 28, 1995 includes proceeds from long-term debt of $1,130.1 million. During the nine months ended June 28, 1995, the Company repaid $162.2 million of amounts primarily borrowed under the Company's revolving credit facility. In addition, the Company received net proceeds from the issuance of preferred and common stock of $65.4 million and $331.8 million, respectively. Cash provided by financing activities for the nine months ended June 28, 1995 was primarily utilized for the Acquisition. During the period from September 25, 1994 through December 20, 1994, the Predecessor Corporation received a net capital infusion from the Predecessor Corporation's parent company of approximately $47.2 million.

OTHER ITEMS

DEBT AND PREFERRED STOCK

At July 3, 1996, the Company's long-term debt was $902.8 million compared to $1,048.8 million at September 27, 1995, a decrease of $146.0 million. The current maturities of long-term debt balance of $46.6 million at July 3, 1996 primarily represents the amounts payable in December 1996 and June 1997 under the Company's term loan facilities. The current maturities of long-term debt balance as of September 27, 1995 primarily reflects payments totaling $74.9 million made during the first quarter of fiscal year 1996 pursuant to an excess cash flow requirement as indicated in the Notes to Condensed Financial Statements. In addition, the Company paid $100.0 million in April 1996 on amounts outstanding under the Company's credit facility obligations. The funds used for this debt payment were provided by the aforementioned sale of the Company's accounts receivable. Approximately $3.3 million of financing fees that had previously been deferred were written off in the third fiscal quarter as a result of this prepayment. This write-off of $3.3 million has been recorded as an extraordinary item in the Company's Condensed Statement of Operations net of a $1.3 million tax effect as indicated in the Notes to Condensed Financial Statements.

The Company has a $250.0 million revolving credit facility to finance working capital needs. At July 3, 1996, the Company did not have any borrowings outstanding under this facility, resulting in an unused borrowing capacity of approximately $249.0 million, after giving effect to outstanding letters of credit, which may be used to finance working capital needs. The Company is required to pay a commitment fee, which is based on the achievement of a certain financial ratio, of between 0.375% and 0.5% per annum on the average daily unused commitment available under the revolving credit facility.

In addition, the Company has a letter of credit facility to support certain obligations of the Company. The Company had approximately $170.5 million of letters of credit outstanding under its letter of credit facility at each of July 3, 1996 and September 27, 1995. The Company pays a commission, which is based on the achievement of a certain financial ratio, of between 1.0% and 2.5% on outstanding letters of credit and an issuance fee of between 0.125% and 0.25% per annum on letters of credit issued.

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

FINANCIAL INSTRUMENTS

The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt. During the third fiscal quarter, the Company commenced transacting in Japanese Yen and entered into foreign currency forward contracts to manage the currency fluctuation risk associated with such transactions as indicated in the Notes to Condensed Financial Statements. In addition, the Company uses interest rate caps and swaps, which are required by the terms of the Credit Agreement, as a means of managing interest rate risk associated with the current debt balances. The Company adopted Statement of Financial Accounting Standards No. 119 ("FAS 119") "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" in 1995.

OTHER ITEMS

In November 1997, a ballot initiative in the State of Maine will include a binding referendum measure that, if approved by voters, will impose restrictions on the harvesting of timberlands in unincorporated areas in the State of Maine, which includes all of the Company's timberlands. Although the outcome of the proposed referendum cannot be predicted with any certainty, the effect of complying with the provisions of the referendum, if approved, may have a material adverse effect on the Company's financial condition, results of operations and cash flows.

The Company's contract, covering approximately 750 employees, at the Somerset facility expired September 30, 1995. While negotiations are in process for a new contract, the Somerset employees are continuing to work under the terms of the expired agreement. The Company anticipates reaching agreement on a new contract and does not expect a work stoppage to occur. However, in the event an agreement cannot be reached and a prolonged work stoppage that results in a curtailment of output ensues, the Company's financial position, results of operations and cash flows could be adversely affected.

Discussions are currently in process between the Company and the Securities and Exchange Commission related to the appropriate accounting treatment of certain transactions primarily related to prior periods. Although the outcome of these discussions cannot be predicted with any certainty, the financial statements of the Company may be amended as a result.

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

Because Holdings has no material assets other than the outstanding common stock of the Company (all of which is pledged to the lenders under the credit agreement) and all of the operations of Holdings (other than the management of its investment in the Company) are currently conducted through the Company and its subsidiaries, Holdings' ability to meet its cash obligations is dependent upon the earnings of the Company and its subsidiaries and the distribution or other provision of those earnings to Holdings. Holdings has no material indebtedness outstanding (other than advances that may be owed from time to time to the Company and guarantees in respect of indebtedness of the Company and its subsidiaries) and Holdings' 15% senior exchangeable preferred stock, which was issued in connection with the Acquisition, is not mandatorily redeemable (except upon the occurrence of certain specified events) and provides that dividends need not be paid in cash until the year 2000. Holdings does, however, have various obligations with respect to its equity securities (including in respect of registration rights granted by Holdings) that have required and are likely to continue to require cash expenditures by Holdings. The Company believes that the credit agreement, the Indenture and the senior preferred stock permit the Company to pay a dividend or otherwise provide funds to Holdings to enable Holdings to meet its known cash obligations for the foreseeable future, provided that the Company meets certain conditions. Among such conditions are that the Company maintain specified financial ratios and comply with certain financial tests.

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

                                    SIGNATURE


    The registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   S. D. Warren Company

    DATE:  AUGUST 16, 1996       By:  /s/ TREVOR L. LARKAN
    ----------------------       -------------------------
                                  Trevor L. Larkan
                                  Vice President (Principal Financial Officer)