Form 10-Q/A
period 1996-07-03
WARREN S D CO /PA/
filed 1996-09-27
CIK 935704

                            UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                    FORM 10-Q/A FINANCIAL INFORMATION *
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

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

NOTE 7.  COMMITMENTS AND CONTINGENCIES

In November 1996, a ballot initiative in the State of Maine will include a binding referendum measure that, if approved by voters, will impose restrictions on the harvesting of timberlands in unincorporated areas in the State of Maine, which includes all of the Company's timberlands. Although the outcome of the proposed referendum cannot be predicted with any certainty, the effect of complying with the provisions of the referendum, if approved, may have a material adverse effect on the Company's financial condition, results of operations and cash flows.

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

OTHER ITEMS

In November 1996, a ballot initiative in the State of Maine will include a binding referendum measure that, if approved by voters, will impose restrictions on the harvesting of timberlands in unincorporated areas in the State of Maine, which includes all of the Company's timberlands. Although the outcome of the proposed referendum cannot be predicted with any certainty, the effect of complying with the provisions of the referendum, if approved, may have a material adverse effect on the Company's financial condition, results of operations and cash flows.

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