Form 10-K/A
period 1995-09-27
WARREN S D CO /PA/
filed 1996-11-01
CIK 935704

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                            ------------------------


                                  FORM 10-K/A


(MARK ONE)
    [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE PERIOD DECEMBER 21, 1994 THROUGH SEPTEMBER 27, 1995

    [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM                  TO

                        COMMISSION FILE NUMBER 33-88496

                              S.D. WARREN COMPANY

             (Exact name of registrant as specified in its charter)


                PENNSYLVANIA                        23-2366983
       (State or other jurisdiction of           (I.R.S. Employer
       incorporation or organization)           Identification No.)

       225 FRANKLIN STREET, BOSTON, MA                 02110
  (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area     (617) 423-7300
                    code

    Securities registered pursuant to Section 12(b) of the Act:

    NONE

    Securities registered pursuant to Section 12(g) of the Act:

    NONE


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X*_ No ____


    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_


    The number of shares of Common Stock outstanding as of August 31, 1996 was 100 shares.

--------------------------------------------------------------------------------


    * As of September 27, 1995, the registrant has not been subject to such filing requirements.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             AMENDMENT TO FORM 10-K



    As indicated in Note 2 of the Notes to Financial Statements, the accompanying financial statements of the Predecessor Corporation (as defined in the Notes to Financial Statements) for the twelve months ended December 25, 1993, the nine months ended September 24, 1994 and the period from September 25, 1994 through December 20, 1994 had been restated in the S.D. Warren Company's (the "Company" or "Warren") Annual Report on Form 10-K ("Form 10-K") for the period December 21, 1994 through September 27, 1995 which had previously been filed with the Securities and Exchange Commission (the "SEC") in January 1996 (the "initial restatement"). The initial restatement was intended to reflect adjustments principally related to the timing of the recognition of certain costs on an accrual basis versus an as incurred basis. It was subsequently determined that the Predecessor Corporation's policy prior to the initial restatement of accounting for these costs on an as incurred basis was an acceptable policy in the application of generally accepted accounting principles and as such, there was no requirement for the restatement. Accordingly, the audited financial statements included herein have been restated to agree with the audited financial statements of the Predecessor Corporation for the twelve months ended December 25, 1993 and the nine months ended September 24, 1994 and conform to the presentation included in Warren's Registration Statement on Form S-4 filed with the SEC and made effective in April 1995. The audited Financial Statements for the period September 25, 1994 through December 20, 1994 have also been restated to reflect the effect of accounting for these costs on an as incurred basis.



    In addition, the Successor Corporation (as defined in the Notes to Financial Statements) has revised its accounting policy with respect to accounting for certain costs relating to compliance with safety and other governmental laws and regulations and has adopted a policy of accounting for these costs on an as incurred basis consistent with that of the Predecessor Corporation. As a result, the audited financial statements for the period December 21, 1994 through September 27, 1995 have been restated to reflect the effect of accounting for these costs on an as incurred basis.



    Other Items of this Form 10-K have been updated to reflect the effect of the aforementioned restatements. However, they have not been updated to reflect changes in market conditions, revisions to stated estimates or events that have occurred since the original filing of the Form 10-K in January 1996. Therefore, this amended Form 10-K should be read in conjunction with the previously issued Form 10-Q Financial Information for the quarters ended January 3, 1996, April 3, 1996 and July 3, 1996 that were voluntarily filed with the SEC pursuant to the Successor Corporation's contractual obligations.


                                     PART I

ITEM 1.  BUSINESS

    GENERAL

    S.D. Warren Company ("S.D. Warren", "Warren", the "Company" or the "Successor Corporation") manufactures printing, publishing and specialty papers and has pulp and timberland operations vertically integrated with some of its manufacturing facilities. Warren is the largest producer of coated free paper (free of groundwood pulp) in the United States. The Company currently operates four paper mills with total annual production capacity of approximately 1.5 million tons of paper. The Company also owns a sheeting and distribution facility in Allentown, Pennsylvania, with annual sheeting capacity of approximately 90,000 tons, and owns approximately 911,000 acres of timberlands in the State of Maine.


    The Company was founded in 1854 and grew through internal growth and acquisitions until it was acquired by the Scott Paper Company ("Scott") in 1967. Scott invested significant resources in S.D. Warren, including approximately $1.0 billion from 1988 through 1994, to upgrade, expand and rebuild many of the Warren facilities. As of October 8, 1994, SDW Acquisition Corporation ("SDW Acquisition"), a direct wholly-owned subsidiary of SDW Holdings Corporation ("Holdings"), entered into a definitive agreement (the "Stock Purchase Agreement") pursuant to which, on December 20, 1994, SDW Acquisition acquired (the "Acquisition") from Scott all of the outstanding capital stock of Warren. Immediately following the Acquisition, SDW Acquisition merged with and into Warren (the "Merger"), with Warren surviving.

    The largest investor in Holdings is Sappi Limited ("Sappi"). Sappi, a South African company, is the largest forest products company in Africa, the third largest producer of coated free paper in Europe and one of the world's leading pulp, paper and timber exporters. Sappi owns and operates a number of timber processing plants and eight mills in Southern Africa. Outside Africa, Sappi's operations include four fine paper mills in the United Kingdom and two mills in Germany which produce coated and uncoated free paper and specialty paper.
Following the Acquisition, Sappi became the largest coated free paper manufacturer in the world. The other shareholders of Holdings are DLJ Merchant Banking Partners, L.P. and certain of its affiliates ("DLJMB") and UBS Capital Corporation ("UBSCC"). As a result of the Merger, Holdings owns all the outstanding common stock of S.D. Warren. See "Item 12. Security Ownership of Certain Beneficial Owners and Management" for information regarding the ownership of Holdings and the Notes to the Company's Financial Statements (the "Financial Statements") for information regarding the Acquisition and financing for the Acquisition.


PRINCIPAL PRODUCTS

    The paper industry is generally divided into the printing and writing market segment and the packaging market segment. The printing and writing market segment is divided into newsprint and fine paper, which includes coated and uncoated paper. The Company's principal products include coated, uncoated, specialty and technical papers. The following table illustrates the Company's major markets, expressed as a percentage of sales, for the twelve months ended December 25, 1993, the nine months ended September 24, 1994, the period September 25, 1994 through December 20, 1994 (the "three months" ended December 20, 1994) and the period December 21, 1994 through September 27, 1995 (the "nine months" ended September 27, 1995):

                                             TWELVE MONTHS     NINE MONTHS    THREE MONTHS     NINE MONTHS
                                                 ENDED            ENDED           ENDED           ENDED
                                              DECEMBER 25,    SEPTEMBER 24,   DECEMBER 20,    SEPTEMBER 27,
                                                  1993            1994            1994             1995
                                             --------------   -------------   -------------   --------------
Coated paper...............................           71.4%           70.9%           73.9%            70.6%
Uncoated paper.............................           17.8            17.9            18.5             13.6
Specialty paper............................            5.0             5.0             4.8             10.2
Technical paper and other..................            5.8             6.2             2.8              5.6
                                                     -----           -----           -----            -----
  Total....................................          100.0%          100.0%          100.0%           100.0%
                                                     -----           -----           -----            -----
                                                     -----           -----           -----            -----

    The coated paper market is divided into two types of products: coated free paper and coated groundwood paper. Coated papers are primarily differentiated into five product grades of decreasing quality and brightness, ranging from #1, which is premium, to #5, the lowest in quality and price. The Company principally competes in the coated free paper market which is composed of product grades #1 through #3, and a limited amount of #4 and #5. The coated groundwood market is composed of the #4 and #5 product grades. Each grade is manufactured in a range of basis weights, which is the measurement of a paper's weight for a given sheet size, as well as differentiated by finish which can be either gloss, dull or matte. The appearance of coated paper can also be significantly altered by finishing techniques, such as varnishing, which can impart a dull or shiny property to a sheet. The coated paper market, in addition to being segmented by product grade, is divided into products which are coated on one side and products which are coated on both sides. Paper which is coated on one side is used in special applications such as consumer product and mailing label applications. The majority of coated paper production is two-sided which permits quality printing on both sides of the paper.

    Coated paper is used in corporate communications, advertising, brochures, magazine covers and upscale magazines, catalogues, direct mail promotions and educational text books. Uncoated paper is used by commercial printers, quick printers, large in-house copy/printing end-users and small business and home applications. Specialty and technical papers are used in business form printing, coated fabric converters, pressure-sensitive laminators, label printers and other niche market applications.

    The market for coated paper has historically experienced price fluctuations which are driven by production supply, end-user demand and, to a lesser degree, the availability and relative price of imported products. The growth in the supply of coated paper is driven by the opening of new coated paper manufacturing facilities, each of which can take up to three years to construct. See Management's Discussion and Analysis of Results of Operations and Financial Condition for information regarding recent market trends.


COMPETITION

    The markets for coated free products are highly competitive with a number of major companies competing in each market. The Company competes mainly with U.S. and Canadian producers of coated free paper, and, to a lesser degree, European producers. The Company's principal competitors in the coated free market are Champion International Corporation, Westvaco Corporation, Consolidated Papers Inc., The Mead Corporation, Simpson Paper Co., Repap Wisconsin, Inc. and Potlatch Corporation. Competition is primarily on the basis of quality, service, price and breadth of product line, as well as product innovation and sales and distribution support. Certain of the Company's competitors have greater financial resources than the Company and certain of the mills operated by its competitors may be lower cost producers of pulp and coated paper than certain of the mills operated by the Company.

    Several factors contribute to the Company's competitive strengths in the coated free paper market, including high product quality, technological innovation, high brand recognition and a strong distribution network. The Company has a leading market share in the #1 and #3 grades of coated free paper in North America and is among the leaders with respect to the #2 grade.

DISTRIBUTION

    Warren, unlike most of its competition, has made a strategic decision to sell all of its coated products through the merchant distribution system. The Company believes this policy increases the focus of the merchant sales force on the sale of Warren products. Warren was the first to develop merchant distribution for branded coated paper. In 1917, the Company formed an association of paper merchants that became the Warren Merchant's Association. Today, Warren's sales force sells coated paper to approximately 288 merchant distributing locations. Merchants are authorized to distribute Warren products by geographic area and handle competitors' lines to cover all segments of the market. The Company believes it has created a loyal group of merchant customers because Warren's sales force focuses on generating end-user demand, which is then serviced by the merchant distributors, and does not compete with the merchants to make sales.

    Merchants perform numerous functions, including sales, credit, warehousing, local distribution and promotional activities. They purchase the paper from Warren and resell it, marking up the purchase price from Warren to a competitive market price. The product is delivered to the customer either directly from the mill, a Warren distribution center or from the merchant's warehouse. The merchant handles credit review and payment collection and pays Warren's invoice without regard to final collection from the end-user customer.

    Warren sells uncoated paper in North America through the same network of merchant distributors that it uses for coated paper, with some exceptions (approximately 225 merchant locations sell uncoated paper, versus the 288 which sell coated paper). Warren also distributes uncoated paper through original equipment manufacturers, catalogues and merchant stores and is beginning to develop additional distribution channels, such as warehouse clubs, office superstores and telemarketing.

    Warren sells both specialty and technical paper in North America directly to the customer base through the relevant sales force and ships products directly from the mill to the customer.

EXPORT SALES

    The Company had sales to customers outside of the United States ("Export Sales") of $67.2 million, $60.0 million, $24.7 million and $90.5 million for the twelve months ended December 25, 1993, the nine months ended September 24, 1994, the three months ended December 20, 1994 and the nine months ended September 27, 1995, respectively. Export Sales are primarily to Canada, Europe and the Far East. The Company's sales outside North America are handled by divisions of Sappi (see the Notes to Financial Statements).

CUSTOMERS


    For the nine months ended September 27, 1995, the Company's customers that individually accounted for greater than 10% of sales were Resource Net International (a division of International Paper Company); Lindenmeyer Paper Company (owned by Central National-Gottesman Inc.); and Unisource Worldwide, Inc. (a subsidiary of Alco Standard Corporation). Each of these customers is a merchant that resells the Company's paper products to a wide range of end users. As indicated in the Notes to Financial Statements, the loss of any of these customers could have a material adverse effect on the Company's business and results of operations.


BACKLOG AND SEASONALITY

    Backlog as of September 24, 1994 and September 27, 1995 was not significant. The Company had approximately one to four weeks of backlog depending upon the product and basis weights.

    The Company's operations are not significantly affected by seasonality. The first and third quarters of the calendar year tend to be stronger than the second and fourth quarters.

PATENTS, TRADEMARKS AND LICENSES

    S.D. Warren is widely recognized for its product quality and technological innovation in the development and manufacture of coated free paper, which has allowed Warren to sustain the franchise value of its name brand products such as SOMERSET-REGISTERED TRADEMARK-, LUSTRO-REGISTERED TRADEMARK-,
WARRENFLO-REGISTERED TRADEMARK- AND PATINA-REGISTERED TRADEMARK-.

    Although Warren owns or licenses a number of patents and patent applications that are important to its business, they are not material to the conduct of the Company's business as a whole. Warren believes that its position in each of its markets depends primarily on such factors as customer service, prompt and accurate delivery and diversity of products rather than on patent protection.

    Warren has a long history of product innovations. It was the first paper company to develop both one and two-sided coated paper, the first to develop dull and matte coated paper, the first to develop high bulk-to-weight coated paper and the first to develop lightweight coated free web. In addition, the Company has a number of proprietary technologies, including the on-line finishing technology and its ULTRACAST-REGISTERED TRADEMARK- electronbeam technology. Warren's on-line finishing technology is used in its production of coated paper as well as in its production of specialty papers. The Company's ULTRACAST-REGISTERED TRADEMARK- technology is utilized in specialty papers and the Company plans to extend this technology into a broader line of unique products and new market segments.

RESEARCH AND DEVELOPMENT

    The Company's research and development efforts continue to focus on creating new and improved products as well as developing more efficient processes for producing them. The Company's research facility is located in Westbrook, Maine, and employs approximately 150 people who work closely with marketing, sales and manufacturing personnel as well as Warren customers to respond to needs for technological improvements and to meet market opportunities.

    The Company spent approximately $15.3 million, $9.5 million, $3.0 million and $10.7 million on research and development activities for the twelve months ended December 25, 1993, the nine months ended September 24, 1994, the three months ended December 20, 1994 and the nine months ended September 27, 1995, respectively.

SUPPLY REQUIREMENTS

    The principal supply requirements for the manufacture of the Company's products are wood, pulp, energy and other supplies. Warren believes that it has adequate sources of these and other raw materials and supplies necessary for the manufacture of pulp and coated paper for the foreseeable future. In the event that any of the Company's suppliers is unable to meet its demands, the Company believes that adequate alternative suppliers or substitute materials would be available at comparable prices.

    WOOD AND PULP

    In Fiscal 1995, the Company manufactured approximately 65% of its pulp requirements. This vertical integration reduces Warren's exposure to fluctuations in the market price for pulp. All three of Warren's northern mills are integrated with respect to hardwood pulp production and Somerset, Maine also has softwood pulping capability. The Mobile, Alabama facility receives most of its pulp requirements from an adjacent pulp mill owned by Scott. In connection with the Acquisition, the Company entered into a long-term pulp supply agreement with Scott to supply the Company's Mobile paper mill with its wood pulp requirements (subject to minimum and maximum amounts) at prices generally based upon market prices, less a discount to reflect transportation and other cost savings. Scott had previously announced its intention to sell the Mobile pulp mill, but any sale is apparently on hold due to the recent merger between Scott and Kimberly-Clark Corporation. The buyer of this facility will be bound by the terms of the above-mentioned agreement. Additional pulp requirements for the remaining mills are purchased in the open market. In the event that any of the Company's pulp suppliers are unable to meet its demands, the Company believes it could obtain adequate supplies to meet its future pulp requirements.

    The Company owns approximately 911,000 gross acres of timberlands in Maine, 789,400 of which are net forested acres. Approximately 433,700 of these acres produce softwood timber, such as spruce, fir, hemlock and white pine and 355,700 acres produce hardwood timber, such as beech, birch and maple. The Company believes it can harvest approximately 13,100 acres per year on a sustainable basis.

    Warren currently offers recycled products in all coated and some uncoated grade lines. The Company uses reprocessed fibers produced from its existing operations and purchases post consumer waste from several different suppliers to meet market requirements for recycled products.

    ENERGY REQUIREMENTS

    Warren's energy requirements are satisfied through wood and by-products derived from the Company's pulping process (approximately 54% of the total units of energy), coal (approximately 16%), oil (approximately 16%), purchased steam from the Mobile utility complex (approximately 7%) and natural gas, electricity and other (approximately 7%).

    A substantial portion of the Company's electricity requirements are satisfied through cogeneration agreements ("Power Purchase Agreements" or "Agreements") whereby the Somerset and Westbrook mills each cogenerate electricity and sell the output to Central Maine Power Company ("CMP"). The Westbrook and Somerset Agreements require CMP to purchase such energy produced by these cogeneration facilities at above market rates which has reduced the Company's historical cost of electrical energy. The Westbrook Agreement expires October 31, 1997 and the Somerset Agreement expires in the year 2012. The favorable pricing element of the Somerset Agreement will end on November 30, 1997. The agreements also require the mills to purchase electricity from CMP at the standard industrial tariff rate. See Management's Discussion and Analysis of Results of Operations and Financial Condition and the Notes to Financial Statements.

    Muskegon cogenerates electricity and uses the total output in its operations. The electric utility that supplies the Muskegon mill with standby power has filed a request with the state to raise its rates for standby power. The Company has in the past successfully challenged such proposed rate increases and intends to challenge this increase.

    In the past, Scott operated the Mobile facility (including the Warren paper mill, a pulp mill, a tissue mill and an energy facility) on an integrated basis. Prior to the Acquisition, Scott sold its energy facility at Mobile and the buyer entered into a long-term agreement with Warren to provide electric power and steam to the paper mill.

    OTHER SUPPLIES

    The Company also requires substantial quantities of other supplies such as coating clay, latex, starch and TiO(2). All of these materials are supplied by various suppliers.

EMPLOYEES AND LABOR RELATIONS


    As of September 27, 1995, the Company had 4,271 employees. Approximately 69% of employees are represented by six international unions under ten different contracts. Prior to the Acquisition, employees at the Company's Mobile facility were employed under contracts with Scott. The Company negotiated new collective bargaining agreements with the Mobile employees which were executed upon the consummation of the Acquisition. In addition, during 1995, the Company negotiated an initial labor agreement with employees at its Allentown, Pennsylvania facility. The Company's contract, covering approximately 750 employees, at the Somerset facility expired September 30, 1995. The Somerset employees are continuing to work under the terms of the expired agreement. The Company anticipates reaching agreement on a new contract and does not expect a work stoppage to occur. However, in the event an agreement cannot be reached and a prolonged work stoppage that results in a curtailment of output ensues, the Company's financial position, results of operations and cash flows could be adversely affected. Other than the Somerset contract, there are no labor agreements subject to renegotiation until 1997. The Company has experienced no work stoppage in the U.S. in the past eight years and believes that its relationship with its employees is good.


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


    In addition to conventional pollutants, minute quantities of dioxins and other chlorinated organic compounds may be contained in the wastewater effluent of the Company's bleached kraft pulp mills in Somerset, Westbrook and Muskegon, Michigan. The most recent National Pollutant Discharge Elimination System
("NPDES") wastewater  permit  limits proposed  by  the EPA  would  limit  dioxin discharges from the Company's Somerset and Westbrook mills to less than the level of detectability. The Company is presently meeting the EPA's proposed dioxin limits but it is not meeting the proposed limits for other parameters (e.g. temperature and color) and is pursuing efforts to revise these other wastewater permit limits for its facilities. While the permit limitations at these two facilities are being challenged, the Company continues to operate under existing EPA permits, which have technically expired, in accordance with accepted administrative practice. In addition, the Muskegon mill is involved, as one of various industrial plaintiffs, in litigation with the County of Muskegon regarding the mill's wastewater treatment permit. The lawsuit challenges the permit's effluent limits imposed by local ordinance as arbitrary and unreasonable. In the meantime, the mill also has applied for alternative effluent limits. Although the Company believes that it will be successful in its various administrative and judicial challenges to those limits and in any negotiations of such limits with environmental regulatory authorities, the imposition of currently proposed limits could require substantial additional expenditures, including short-term expenditures, and may lead to substantial fines for any noncompliance.


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

    The Muskegon mill has had discussions with the Michigan Department of Natural Resources ("DNR") regarding a wastewater surge pond adjacent to the Muskegon Lake. The DNR presently is considering whether the surge pond is in compliance with Michigan Act 245 (Water Resources Commission Act) regarding potential discharges from that pond. The matter is now subject to the results of a pending engineering investigation. There is a possibility that, as a result of DNR requirements, the surge pond may be closed in the future. The Company estimates the cost of closure will be approximately $2.0 million. In addition, if it is necessary to replace the functional capacity of the surge pond with above-grade structures, the Company preliminarily estimates that up to an additional $8.0 million may be required for such construction costs.

    The Company has been identified as a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), or analogous state law, for cleanup of contamination at seven sites. Based upon the Company's understanding of the total amount of liability at each site, its calculation of its percentage share in each proceeding, and the number of potentially responsible parties at each site, the Company presently believes that its aggregate exposure for these matters will not be material. Moreover, in accordance with the Stock Purchase Agreement pursuant to which the Company was acquired by Sappi, the Company's former parent, Scott, agreed to indemnify and defend the Company for and against, among other things, the full amount of any damages or costs resulting from the off-site disposal of hazardous substances occurring prior to the date of closing, including all damages and costs related to these seven sites. Since the date of closing of the acquisition agreement, Scott has been performing under the terms of this environmental indemnity and defense provision and, therefore, the Company has not expended any funds with respect to these seven sites.


    The Company must comply with a number of federal and state regulations that govern health and safety in the workplace, the most significant of which is the Federal Occupational Safety and Health Act ("OSHA"). Pursuant to a voluntary OSHA program piloted in the State of Maine in 1993, the Company performed a self-assessment audit with respect to OSHA mandates at its Somerset and Westbrook mills and submitted a compliance plan to address certain health and safety matters. The Company anticipates that the total cost of implementing the compliance plan will be approximately $19.0 million. As of September 27, 1995, approximately $14.4 million of the total estimated $19.0 million had been expended. The Company expects that the majority of the remaining costs will be expended during fiscal years 1996 and 1997. The Company recognizes these costs as they are incurred.



    The Company currently has a five year demolition project in progress at its Westbrook Facility for health and safety reasons. Total costs of the project are estimated to be approximately $9.0 million, of which approximately $4.5 million had been spent as of September 27, 1995. The Company recognizes these costs as they are incurred.



    The Company does not believe that it will have any liability under recent emergency legislation enacted by the State of Maine to cover a significant shortfall in the Maine workers' compensation system through assessments of employers and insurers; however, there can be no assurance that the existing legislation will fully address the shortfall.


    None of these matters, individually or in the aggregate, is expected to have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 2.  PROPERTIES

    Warren's principal executive offices are located in Boston, Massachusetts. The Company believes that its property and equipment are generally well maintained, in good operating condition and adequate for its present needs. The inability to renew any short-term leases would not have a material adverse effect on the Company's financial position or results of operations.

    The following table sets forth the location and use of Warren's principal facilities, which are owned in fee unless otherwise indicated. All of the Company's properties are pledged as collateral for the Company's outstanding indebtedness (see the Notes to Financial Statements).


         LOCATION                                                   USE
---------------------------  ----------------------------------------------------------------------------------
Skowhegan, Maine             Manufacturing facility for the manufacture of coated paper and softwood and
(Somerset Mill)              hardwood pulp.
Muskegon, Michigan           Manufacturing facility for the manufacture of coated paper and hardwood pulp and a warehouse (a).
Mobile, Alabama              Manufacturing facility for the manufacture of uncoated paper and specialty paper, a warehouse, a warehouse/distribution center (b) and offices (c).
Westbrook, Maine             Manufacturing facility for the manufacture of specialty paper, high bulk coated paper and hardwood pulp. A research and development facility is also located at this site.
Allentown, Pennsylvania      Coated paper sheeting facility and distribution center.


------------------------

(a) Subject to a lease expiring in September 1996.



(b) Subject to a lease expiring in December 2014.



(c) Subject to a lease expiring in December 2019.


TIMBERLANDS

    The Company owns approximately 911,000 gross acres of timberlands in Maine, 789,400 of which are net forested acres. Approximately 433,700 of these acres produce softwood timber, such as spruce, fir, hemlock and white pine and 355,700 acres produce hardwood timber such as beech, birch and maple. The Company believes it can harvest approximately 13,100 acres per year on a sustainable basis.

CAPACITY

    The Company currently operates four mills and a sheeting facility with total annual production capacity of approximately 1.5 million tons of paper. The Company's manufacturing facilities were fully utilized during the nine months ended September 27, 1995.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is involved in various lawsuits, environmental and administrative proceedings. The relief sought in such lawsuits and proceedings include injunctions, damages and penalties. Although the final results in these suits and proceedings cannot be predicted with certainty, it is the present opinion of management, after consulting with legal counsel, based on the Company's financial position and the information available to date, that they will not have a material effect on the Company's financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    None during the fourth quarter of fiscal 1995.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    There is no established public trading market for the common stock of the Company or of its parent, Holdings. The common stock of the Company and its parent has not been traded or sold publicly and accordingly no information with respect to sales practices or quotations is available.


ITEM 6.  SELECTED FINANCIAL DATA



    The following table sets forth selected statement of operations data, other financial data, operating data and balance sheet data for S.D. Warren Company (the "Company" or "Warren") and the Predecessor Corporation (as defined in the Notes to Financial Statements). The selected financial data for fiscal year 1993, the nine months ended September 24, 1994 and the period from September 25, 1994 to December 20, 1994 are derived from the combined financial statements of the Predecessor Corporation, which have been audited by Deloitte & Touche LLP. The selected financial data for the period from December 21, 1994 through September 27, 1995 are derived from the consolidated financial statements of the Company which have been audited by Deloitte & Touche LLP. The selected financial data for fiscal year 1991 and fiscal year 1992 have been prepared from selected financial data provided to the Company by the Predecessor Corporation's Parent, Scott Paper Company, in connection with the acquisition of Warren. Operating data for any period less than a year are not necessarily indicative of the results that may be expected for the full year.


                                              TWELVE MONTHS        TWELVE MONTHS        TWELVE MONTHS        NINE MONTHS
                                                  ENDED                ENDED                ENDED               ENDED
                                            DECEMBER 28, 1991  DECEMBER 26, 1992(1)   DECEMBER 25, 1993  SEPTEMBER 24, 1994
                                            -----------------  ---------------------  -----------------  -------------------

                                               S.D. WARREN          S.D. WARREN          S.D. WARREN         S.D. WARREN
                                               COMPANY AND          COMPANY AND          COMPANY AND         COMPANY AND
                                             CERTAIN RELATED      CERTAIN RELATED      CERTAIN RELATED     CERTAIN RELATED
                                               AFFILIATES           AFFILIATES           AFFILIATES          AFFILIATES
                                              (PREDECESSOR)        (PREDECESSOR)        (PREDECESSOR)       (PREDECESSOR)
                                            -----------------  ---------------------  -----------------  -------------------
OPERATING DATA:                                                   (IN MILLIONS, EXCEPT PER SHARE DATA)
Sales.....................................      $ 1,169.7            $ 1,212.8            $ 1,143.6           $   828.8
Gross profit..............................          144.6                182.5                168.1               106.4
Selling, general and administrative
 expense..................................           92.0                 91.0                 91.7                72.1
Restructuring.............................           38.0                   --                 66.1                  --
Income from operations....................           14.6                 91.5                 10.3                34.3
Other income (expense), net...............            0.1                  0.1                  0.1                 0.1
Interest expense..........................            9.3                  9.0                  8.5                 6.4
Income tax provision......................            2.6                 32.0                  6.5                11.2
Net income (loss).........................            2.8                 50.6                 (4.6    )           16.8
Dividends and accretion on preferred
 stock....................................             --                   --                   --                  --
Net income (loss) applicable to common
 stockholders.............................            2.8                 50.6                 (4.6    )           16.8
SHARE DATA:
Net earnings per common share (in
 millions)................................  $          --      $            --        $          --      $           --
Weighted average common shares
 outstanding..............................             --                   --                   --                  --
Dividends declared per common share.......             --                   --                   --                  --
BALANCE SHEET DATA (AT END OF PERIOD)
Working capital...........................  $        49.4      $          67.0        $        47.1      $        156.2
Total assets..............................        1,699.4              1,696.8              1,711.7             1,676.9
Total debt (including current
 maturities)..............................          125.2                125.7                124.3               119.8
Preferred stock...........................             --                   --                   --                  --
Parent's equity...........................        1,185.1              1,152.3              1,088.1             1,136.5
Stockholder's equity......................             --                   --                   --                  --

                                              SEPTEMBER 25,
                                                  1994          DECEMBER 21, 1994
                                                 THROUGH             THROUGH
                                            DECEMBER 20, 1994  SEPTEMBER 27, 1995
                                            -----------------  -------------------
                                               S.D. WARREN
                                               COMPANY AND         S.D. WARREN
                                             CERTAIN RELATED         COMPANY
                                               AFFILIATES              AND
                                              (PREDECESSOR)       SUBSIDIARIES
                                            -----------------  -------------------
OPERATING DATA:
Sales.....................................      $   313.6           $ 1,155.8
Gross profit..............................           49.9               269.8
Selling, general and administrative
 expense..................................           22.2                96.7
Restructuring.............................             --                  --
Income from operations....................           27.7               173.1
Other income (expense), net...............           (0.5)                3.2
Interest expense..........................            2.3               106.0
Income tax provision......................            9.9                28.2
Net income (loss).........................           15.0                42.1
Dividends and accretion on preferred
 stock....................................             --                 9.1
Net income (loss) applicable to common
 stockholders.............................           15.0                33.0
SHARE DATA:
Net earnings per common share (in
 millions)................................  $          --      $         0.33
Weighted average common shares
 outstanding..............................             --                 100
Dividends declared per common share.......             --                  --
BALANCE SHEET DATA (AT END OF PERIOD)
Working capital...........................  $       233.2      $        177.6
Total assets..............................        1,737.1             1,887.6
Total debt (including current
 maturities)..............................          119.3             1,127.4
Preferred stock...........................             --                74.5
Parent's equity...........................        1,219.1                  --
Stockholder's equity......................             --               364.8


--------------------------------------------------------------------------------


(1) Includes the revision in the estimated useful lives used to compute depreciation for certain equipment which increased net income by approximately $26.2 million as well as the adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" which reduced net income by approximately $6.1 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


    S.D. Warren Company ("S.D. Warren", "Warren", the "Company", or the "Successor Corporation") manufactures printing, publishing and specialty papers and has pulp and timberland operations vertically integrated with some of its manufacturing facilities. Warren is the largest producer of coated free paper (free of groundwood pulp) in the United States. The Company currently operates four paper mills with total annual production capacity of approximately 1.5 million tons of paper. The Company also owns a sheeting and distribution facility in Allentown, Pennsylvania, with annual sheeting capacity of approximately 90,000 tons, and owns approximately 911,000 acres of timberlands in the State of Maine.


    As of October 8, 1994, SDW Acquisition Corporation ("SDW Acquisition"), a direct wholly-owned subsidiary of SDW Holdings Corporation ("Holdings"), entered into a definitive agreement (the "Stock Purchase Agreement") pursuant to which, on December 20, 1994, SDW Acquisition acquired (the "Acquisition") from Scott Paper Company ("Scott") all of the outstanding capital stock of Warren. Immediately following the Acquisition, SDW Acquisition merged with and into Warren (the "Merger"), with Warren surviving. See the Notes to Financial Statements for information regarding the Acquisition and financing for the Acquisition.



    The Acquisition has resulted in a new basis of accounting, the adoption of certain accounting policies which differ from the accounting policies of the Predecessor Corporation, as defined in the Notes to Financial Statements, and increases to certain manufacturing costs (purchased pulp and energy within the Company's Mobile, Alabama facility) resulting from obtaining these manufacturing resources on a third party versus affiliate basis. As a result, the Predecessor Corporation's financial statements for periods prior to the Acquisition are not comparable to the Company's.



    The Company wishes to caution readers that this discussion and analysis contains forward-looking statements which, at the time made, speak about the future and are based upon management's interpretation of what it believes are significant factors affecting the Company's business. The Company believes that various factors could affect the Company's actual results and could cause the Company's actual results for 1995 and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Such factors include, but are not limited to: global economic and market conditions; production and capacity in the United States and Europe; production and pricing levels of pulp and paper; any major disruption in production at key facilities; alterations in trade conditions in and between the United States and other countries where the Company does business and changes in environmental, tax and other laws and regulations.


MARKET OVERVIEW

    The paper market is highly cyclical, characterized by periods of supply and demand imbalance. Between 1988 and 1993, the rate of growth of demand slowed as a result of the world-wide recession. Conversely, coated paper capacity increased significantly in North America during such period. In addition, in 1992, North American imports from Europe increased as a result of excess capacity in Europe and a devaluation of certain European currencies in relation to the U.S. dollar, causing North American prices to deteriorate. During the third quarter of calendar year 1994, Warren's net selling prices began to improve. List price increases of approximately $60 per ton for the #1 and #2 grades and approximately $65 per ton for the #3 grade were announced in August 1994 by Warren and other major coated paper producers, and a further list price increase for #3 grade of approximately $40 per ton was announced in October 1994 which became effective in December 1994. Warren believes that as a result of this improved pricing environment, selling price discounts for the #2 and #3 grades were also significantly reduced during the third quarter of 1994. During the first quarter of 1995, a list price increase of approximately $97 per ton from the December 1994 price level was achieved for #3 grade web paper. In April 1995, a further 10.5% price increase for the Company's #3 grade web paper, over the average price for such paper for the first quarter of 1995, was achieved.


    However, since the third quarter of 1995, the industry has experienced a softening in orders across certain product lines as merchants, printers and other converters have reduced inventory levels which had increased above normal levels. The reduction in apparent demand has also resulted in a weakening in prices, with discounting occurring on certain paper product grades. Management believes that the underlying long-term demand fundamentals of the industry remain sound and that the impact of this industry-wide inventory adjustment, on the basis that demand returns to expected levels during the early part of 1996, will not have a material adverse effect on the Company's financial position, results of operations or cash flows. However, any failure of the industry to maintain its recovery in the near future, or any prolonged or severe weakness in the market for any of the Company's products in the future, may adversely affect the Company's financial position, results of operations and cash flows. Although the economy is expected to continue growing, and the volume of new capacity currently announced by the industry is likely to be absorbed by anticipated demand growth (as the lead time for any further significant capacity would likely be two years or longer from announcement), it is unlikely that prices will continue to rise at the rate of the past year.

    The following discussion and analysis should be read in conjunction with the Financial Statements and the Notes thereto.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 27, 1995 COMPARED TO NINE MONTHS ENDED SEPTEMBER 24, 1994

    The following discussion compares the results of operations for the Successor Corporation's nine month period ended September 27, 1995 with the Predecessor Corporation's nine month period ended September 24, 1994. For purposes of this discussion, the period December 21, 1994 through September 27, 1995 is referred to as the nine month period ended September 27, 1995. The "Company" refers to both the Predecessor and Successor Corporations.

    SALES

    The Company's sales for the nine months ended September 27, 1995 were $1,155.8 million compared to $828.8 million for the nine months ended September 24, 1994, an increase of $327.0 million or 39.5%. Shipment volume increased from approximately 846,300 tons for the nine months ended September 24, 1994 to 965,000 tons for the nine months ended September 27, 1995 or approximately 14.0%. This increase is primarily attributable to increased volume of coated free paper. Average net revenue per ton increased by $218.4 or 22.3% across all grades due to higher selling prices and reduced sales of second quality paper resulting from improved manufacturing performance achieved during this period.

    COST OF GOODS SOLD


    The Company's costs of goods sold for the nine months ended September 27, 1995 were $886.0 million compared to $722.4 million for the nine months ended September 24, 1994, an increase of $163.6 million or 22.6%. This increase is attributable to the increase in volume sold and increased raw material cost for purchased pulp and wood and wood chips used to manufacture pulp, partially offset by a net reduction in labor costs and increased production efficiencies and output.


    The increase in wood and wood chip costs was primarily attributable to the increased demand for lumber by the housing sector as the economy expanded. The increase in pulp costs primarily resulted from significantly higher prices on purchased pulp and the effect of the Company's market-based long-term pulp supply contract at the Company's Mobile, Alabama facility which was entered into with Scott at the time of the Acquisition. Prior to the Acquisition, pulp purchases for the Company's Mobile operations were on a shared cost basis with other Scott operations located at the Mobile facility.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE


    Selling, general and administrative expenses for the nine months ended September 27, 1995 increased approximately 34.1% or $24.6 million. This increase is primarily due to the increase in distribution and administrative related expenses. Distribution related expenses increased primarily as a result of the increase in sales volume. Administrative expenses increased primarily as a result of the costs incurred to obtain the appropriate level of administrative services that were previously performed by Scott. Selling, general and administrative expenses as a percent of sales remained relatively flat at 8.4% for the nine months ended September 27, 1995 as compared to 8.7% for the nine months ended September 24, 1994.

    INCOME (LOSS) FROM OPERATIONS


    The Company's income from operations for the nine months ended September 27, 1995 was $173.1 million compared to $34.3 million for the nine months ended September 24, 1994. This increase is primarily attributable to the substantial increase in gross profit partially offset by the increase in selling, general and administrative expenses.


    OTHER INCOME (EXPENSE), NET

    Other income (expense), net for the nine months ended September 27, 1995 was $3.2 million compared to $0.1 million for the nine months ended September 24, 1994. This increase is primarily due to an increase in interest income. This increase in interest income is primarily due to interest earned on surplus cash balances held prior to the application of such balances towards certain business requirements and the reduction of long-term debt.

    INTEREST EXPENSE AND TAXES

    Following the Acquisition, Warren's capitalization and tax basis of accounting changed significantly. As a result, Warren's interest and tax expense prior to the Acquisition are not comparable to results following the Acquisition.


    The Company's interest expense for the nine months ended September 27, 1995 was $106.0 million compared to $6.4 million for the nine months ended September 24, 1994. This increase reflects the incremental interest costs for the nine months ended September 27, 1995 associated with the financing of the Acquisition, as discussed in the Notes to Financial Statements. For the nine months ended September 27, 1995 interest expense includes the amortization of deferred financing fees. The Company's hedging activities as discussed in the Notes to Financial Statements did not have a material effect on the weighted average borrowing rate or interest expense for the nine months ended September 27, 1995.



    The Company's income tax expense was $28.2 million for the nine months ended September 27, 1995 compared to $11.2 million for the nine months ended September 24, 1994. This increase is primarily attributable to changes in the Company's earnings levels.


TWELVE MONTHS ENDED DECEMBER 20, 1994 COMPARED TO TWELVE MONTHS ENDED DECEMBER 25, 1993

    The following discussion compares the results of operations for the Predecessor Corporation's approximate twelve month period ended December 20, 1994 with the twelve month period ended December 25, 1993. For purposes of discussions relating to the twelve month period ended December 20, 1994, the "Company" refers to the Predecessor Corporation's combined results for the nine months ended September 24, 1994 and the period September 25, 1994 through December 20, 1994.

    SALES

    Sales for the twelve months ended December 20, 1994 were $1,142.4 million compared to $1,143.6 million for the twelve months ended December 25, 1993. Shipment volume increased to approximately 1,142,000 tons for the twelve months ended December 20, 1994 from approximately 1,131,300 tons for the twelve months ended December 25, 1993. Average net revenue per ton was relatively constant from period to period.

    COST OF GOODS SOLD


    Cost of goods sold for the twelve months ended December 20, 1994 were $986.1 million compared to $975.5 million for the twelve months ended December 25, 1993, an increase of $10.6 million. This increase is primarily due to an increase in raw material costs during 1994 as compared to the previous year partially offset by a net reduction in labor costs during such period. The increase in raw material costs was primarily due to the increase in tons shipped and increased costs for wood and wood chips used to manufacture pulp.


    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE


    Selling, general and administrative expenses include marketing and distribution, research, administrative and general and restructuring expenses. For the twelve months ended December 20, 1994 the Company's selling, general and administrative expenses were $94.3 million compared to $157.8 million for the twelve months ended December 25, 1993, a decrease of $63.5 million or 40.2%. Excluding a $66.1 million restructuring charge and the effect of gains on land sales of $4.6 million during the twelve months ended December 25, 1993 that were not present in the twelve months ended December 20, 1994, selling general and administrative expenses remained relatively flat from period to period.


    INCOME (LOSS) FROM OPERATIONS


    Income from operations for the twelve months ended December 20, 1994 was $62.0 million compared to $10.3 million for the twelve months ended December 25, 1993. Excluding a $66.1 million restructuring charge and the effect of gains on land sales of $4.6 million during the twelve months ended December 25, 1993, income from operations would have been $71.8 million for that period. The decrease in income from operations for the twelve month period ended December 20, 1994 to $62.0 million as compared to $71.8 million for the twelve months ended December 25, 1993, adjusted for the restructuring charge and the gains on land sales, is primarily due to the aforementioned increase in cost of goods sold.


LIQUIDITY AND CAPITAL RESOURCES


    The Company historically participated in Scott's cash management system. Accordingly, cash received from the Company's domestic operations was administered centrally along with the financing of working capital requirements and capital expenditures. Effective with the Acquisition, the Company instituted a cash management program partly administered by its principal lender. The full administration for cash and treasury management was assumed by the Company in April 1995.


NINE MONTHS ENDED SEPTEMBER 27, 1995 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 24, 1994

    The following discussion compares the Successor Corporation's nine month period ended September 27, 1995 with the Predecessor Corporation's nine month period ended September 24, 1994. For purposes of this discussion, the nine month period ended September 27, 1995 refers to the period December 21, 1994 through September 27, 1995.


    The Company's net cash provided from operating activities was $136.0 million and $27.8 million for the nine months ended September 27, 1995 and September 24, 1994, respectively. The increase in cash provided by operations for the nine months ended September 27, 1995 compared to the comparable period in 1994 is primarily due to an increase in net income, accounts payable and accrued liabilities, offset by an increase in accounts receivable and inventories.



    The Company's operating working capital increased to $174.0 million at September 27, 1995 compared to $112.4 million at September 24, 1994. Operating working capital is defined as trade accounts receivables, other receivables and inventories, less accounts payable, accrued and other current liabilities.



    The increase in accounts receivable at September 27, 1995 as compared to the balance at September 24, 1994 is primarily due to the effect of the receivables that were factored by the Predecessor Corporation as of September 24, 1994, as indicated in the Notes to Financial Statements, and the increase in sales. The increase in inventory at September 27, 1995 compared to September 24, 1994 was primarily due to enhanced production levels, an increase in purchasing volume, higher costs of raw materials and the effect of the change in inventory costing method as indicated in the Notes to Financial Statements. The increase in accounts payable at September 27, 1995 compared to September 24, 1994 was also primarily attributable to the increase in purchasing volume and the higher costs of raw materials.



    The Company's current ratio, the ratio of current assets to current liabilities, was 1.6 at September 27, 1995 compared to 2.3 at September 24, 1994. This decrease is primarily due to the increase in the current portion of long-term debt and the decrease in the current deferred tax asset offset by the increase in operating working capital for such period.



    The changes in the balances of deferred taxes, goodwill, deferred financing costs, other assets, current and long-term debt, accrued liabilities and other long-term liabilities were primarily caused by the Acquisition (see the Notes to Financial Statements). Accrued liabilities also increased as a result of interest accrued on the Company's term loan facility.

    Net cash used for investing activities for the nine months ended September 27, 1995 was $1,489.6 million compared to $46.4 million for the nine months September 24, 1994. Net cash used in investing activities for the nine months ended September 27, 1995 includes the effect of the cash outflows related to the Acquisition of approximately $1,455.9 million. This amount is net of $43.6 million the Company received from Scott pursuant to a post closing adjustment mechanism in the Stock Purchase Agreement and includes the cash outflows for related transaction fees of approximately $19.2 million (see the Notes to Financial Statements).



    Capital expenditures for the nine months ended September 27, 1995 were $33.7 million compared to $32.3 million for the nine months ended September 24, 1994. Capital spending for the nine months ended September 27, 1995 and September 24, 1994 were primarily for improvements to the Company's manufacturing and distribution facilities. Capital spending for the nine months ended September 24, 1994 included expenditures of approximately $9.0 million related to the new sheeting and distribution facility located in Allentown, Pennsylvania, which began operations in the second quarter of fiscal 1994.


    Estimated capital expenditures are expected to approximate $100.0 million during fiscal year 1996. In addition, due to a wide variety of increasingly stringent environmental laws and regulations, including compliance with the cluster rules (see ENVIRONMENTAL AND SAFETY MATTERS), the Company anticipates that capital expenditures related to environmental compliance will be approximately $85.0 million to $95.0 million through fiscal year 1999, assuming the cluster rules are adopted. The Company believes that cash generated by operations and amounts available under its revolving credit facility will be sufficient to meet its ongoing operating and capital expenditure requirements.


    Net cash provided by financing activities for the nine months ended September 27, 1995 was $1,340.8 million compared to $21.2 million for the nine months ended September 24, 1994. Cash provided by financing activities for the nine months ended September 27, 1995 includes proceeds from long-term debt of $1,105.7 million which is net of approximately $59.7 million of related financing fees. The related financing fees have been recorded as a long-term deferred asset and are being amortized over the life of the debt. During the nine months ended September 27, 1995, the Company repaid $162.1 million of amounts primarily borrowed under the Revolving Credit Facility (see the Notes to Financial Statements). In addition, the Company received net proceeds from the issuance of preferred and common stock of $65.4 million and $331.8 million, respectively. Cash provided by financing activities for the nine months ended September 27, 1995 was primarily utilized for the Acquisition.


TWELVE MONTHS ENDED DECEMBER 20, 1994 COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 25, 1993


    The following discussion compares the Predecessor Corporation's approximate twelve month period ended December 20, 1994 with the twelve month period ended December 25, 1993. For purposes of this discussion, "Company" refers to the Predecessor Corporation. The twelve month period ended December 20, 1994 refers to the Predecessor Corporation's combined results for the nine months ended September 24, 1994 and the period September 25, 1994 through December 20, 1994.



    The Company's net cash provided by operating activities was $81.5 million for the twelve months ended December 20, 1994 compared to $130.3 million for the twelve months ended December 25, 1993. This decrease is primarily due to increased receivables, a reduction in payables and spending related to the restructuring announced in the fourth quarter of fiscal year 1993.



    Net cash used by investing activities for the twelve months ended December 20, 1994 was $60.9 million compared to $73.7 million for the twelve months ended December 25, 1993. This decrease is primarily attributable to decreased investments in plant assets and timber resources. Capital expenditures for the twelve months ended December 20, 1994 were $46.8 million compared to $68.9 million for the twelve months ended December 25, 1993. This decrease is primarily due to spending related to the sheeting and distribution facility located in Allentown, Pennsylvania, which began operations in the quarter ended June 25, 1994.

    Net cash provided by financing activities for the twelve months ended December 20, 1994 was $52.3 million compared to a use of cash of $55.8 million for the twelve months ended December 25, 1993. The $52.3 million net cash flow for the twelve months ended December 20, 1994 primarily reflects net capital infusions of $57.0 million the Predecessor Corporation received from Scott. For the twelve months ended December 25, 1993, Scott made net capital withdrawals of $54.1 million.


OTHER ITEMS

    DEBT AND PREFERRED STOCK


    In connection with the Acquisition, the Company's indebtedness was significantly increased, resulting in significant debt service obligations. At September 27, 1995, the Company's long-term debt was $1048.8 million compared to $116.8 million at September 24, 1994, an increase of $932.0 million. Current maturities of long-term debt increased from $3.0 million at September 24, 1994 to $78.6 million at September 27, 1995. The excess cash balance at September 27, 1995 was primarily used to meet the Company's credit facility obligations during the first quarter of fiscal 1996. See the Notes to Financial Statements.



    The Company has a $250.0 million revolving credit facility to finance working capital needs. At September 27, 1995, the Company did not have any borrowings under the facility, resulting in an unused borrowing capacity of $229.4 million, after giving effect to outstanding letters of credit, which may be used to finance working capital needs. The Company is required to pay a commitment fee of 0.5% per annum on the average daily unused commitment available under the revolving credit facility. See the Notes to Financial Statements.



    In addition, the Company has a Letter of Credit Facility (as defined in the Notes to Financial Statements) to support certain of its obligations. The Company had $170.5 million of letters of credit outstanding under its Letter of Credit Facility at September 27, 1995. The Company pays a commission of 2.5% on outstanding letters of credit and an issuance fee of 0.25% per annum on letters of credit issued. See the Notes to Financial Statements.



    The Credit Agreement (as defined in the Notes to Financial Statements) contains restrictive covenants which limit the Company with respect to certain matters including, among other things, the ability to incur debt, pay dividends, make acquisitions, sell assets, merge, grant or incur liens, guarantee obligations, make investments or loans, make capital expenditures, create subsidiaries or change its line of business. The Credit Agreement also restricts the Company from prepaying certain of its indebtedness. Under the Credit Agreement, the Company is required to satisfy certain financial covenants which will require the Company to maintain specified financial ratios, including a minimum interest coverage ratio, a minimum debt service ratio and a net worth test. See the Notes to Financial Statements. As a result of extending the filing date of the Annual Report on Form 10-K from December 26, 1995 to January 10, 1996, the Company was unable to satisfy specific financial reporting covenants under the Credit Agreement. As a result, the Company obtained a waiver from the lenders which extended the requirement to distribute such financial information through January 17, 1996, at which time management was in compliance with such covenants.



    In addition, the Company is required by the terms of the Credit Agreement to enter into fixed rate interest protection agreements on a portion of its outstanding debt. At September 27, 1995, $205.0 million of debt was covered by such interest rate protection agreements. See the Notes to Financial Statements.


    The Company does not anticipate paying cash dividends on the Senior Preferred Stock (as defined in the Notes to Financial Statements) for any period ending on or prior to December 15, 1999. The Company intends to retain future earnings, if any, for use in its business and does not anticipate paying any cash dividends on the Senior Preferred Stock prior to such date. In addition, the terms of the Credit Agreement and the indenture (the "Indenture") relating to the Notes (as defined in the Notes to Financial Statements) limit the amount of cash dividends the Company may pay with respect to the Senior Preferred Stock and other equity securities both before and after that date. See the Notes to Financial Statements.

    FINANCIAL INSTRUMENTS


    The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt. In addition, the Company uses interest rate caps and swaps, which are required by the terms of the Credit Agreement, as a means of managing interest rate risk associated with the current debt balances. The Company adopted Statement of Financial Accounting Standards No. 119 ("FAS 119") "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" in 1995. See the Notes to Financial Statements.


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


    In addition to conventional pollutants, minute quantities of dioxins and other chlorinated organic compounds may be contained in the wastewater effluent of the Company's bleached kraft pulp mills in Somerset and Westbrook, Maine and Muskegon, Michigan. The most recent National Pollutant Discharge Elimination System ("NPDES") wastewater permit limits proposed by the EPA would limit dioxin discharges from the Company's Somerset and Westbrook mills to less than the level of detectability. The Company is presently meeting the EPA's proposed dioxin limits but it is not meeting the proposed limits for other parameters (e.g. temperature and color) and is pursuing efforts to revise these other wastewater permit limits for its facilities. While the permit limitations at these two facilities are being challenged, the Company continues to operate under existing EPA permits, which have technically expired, in accordance with accepted administrative practice. In addition, the Muskegon mill is involved, as one of various industrial plaintiffs, in litigation with the County of Muskegon regarding the mill's wastewater treatment permit. The lawsuit challenges the permit's effluent limits imposed by local ordinance as arbitrary and unreasonable. In the meantime, the mill also has applied for alternative effluent limits. Although the Company believes that it will be successful in its various administrative and judicial challenges to those limits and in any negotiations of such limits with environmental regulatory authorities, the imposition of currently proposed limits could require substantial additional expenditures, including short-term expenditures, and may lead to substantial fines for any noncompliance.


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

    The Muskegon mill has had discussions with the Michigan Department of Natural Resources ("DNR") regarding a wastewater surge pond adjacent to the Muskegon Lake. The DNR presently is considering whether the surge pond is in compliance with Michigan Act 245 (Water Resources Commission Act) regarding potential discharges from that pond. The matter is now subject to the results of a pending engineering investigation. There is a possibility that, as a result of DNR requirements, the surge pond may be closed in the future. The Company estimates the cost of closure could be approximately $2.0 million. In addition, if it is necessary to replace the functional capacity of the surge pond with above-grade structures, the Company preliminarily estimates that up to an additional $8.0 million may be required for such construction costs.

    The Company has been identified as a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), or analogous state law, for cleanup of contamination at seven sites. Based upon the Company's understanding of the total amount of liability at each site, its calculation of its percentage share in each proceeding, and the number of potentially responsible parties at each site, the Company presently believes that its aggregate exposure for these matters will not be material. Moreover, in accordance with the agreement pursuant to which the Company was acquired by Sappi, the Company's former parent, Scott, agreed to indemnify and defend the Company for and against, among other things, the full amount of any damages or costs resulting from the off-site disposal of hazardous substances occurring prior to the date of closing, including all damages and costs related to these seven sites. Since the date of closing of the acquisition agreement, Scott has been performing under the terms of this environmental indemnity and defense provision and, therefore, the Company has not expended any funds with respect to these seven sites.


    The Company must comply with a number of federal and state regulations that govern health and safety in the workplace, the most significant of which is the Federal Occupational Safety and Health Act ("OSHA"). Pursuant to a voluntary OSHA program piloted in the State of Maine in 1993, the Company performed a self-assessment audit with respect to OSHA mandates at its Somerset and Westbrook mills and submitted a compliance plan to address certain health and safety matters. The Company anticipates that the total cost of implementing the compliance plan will be approximately $19.0 million. As of September 27, 1995, approximately $14.4 million of the total estimated $19.0 million had been expended. The Company expects that the majority of the remaining costs will be expended during fiscal years 1996 and 1997. The Company recognizes these costs as they are incurred.



    The Company currently has a five year demolition project in progress at its Westbrook Facility for health and safety reasons. Total costs of the project are estimated to be approximately $9.0 million, of which approximately $4.5 million had been spent as of September 27, 1995. The Company recognizes these costs as they are incurred.



    The Company does not believe that it will have any liability under recent emergency legislation enacted by the State of Maine to cover a significant shortfall in the Maine workers' compensation system through assessments of employers and insurers; however, there can be no assurance that the existing legislation will fully address the shortfall.


    None of these matters, individually or in the aggregate, is expected to have a material adverse effect on the Company's financial position, results of operations or cash flows.

    RESTRUCTURING

    During the fourth quarter of fiscal year 1993, the Predecessor Corporation recorded a charge of $66.1 million, primarily for restructuring and productivity improvement programs. The charge included the estimated effect of further workforce reductions, as well as actions to consolidate and simplify the Predecessor Corporation's coated papers business. The remaining reserve balance as of September 24, 1994 was fully utilized by the Predecessor Corporation prior to the date of the Acquisition.

    LONG-TERM CONTRACTS

    A substantial portion of the Company's electricity requirements are satisfied through cogeneration agreements ("Power Purchase Agreements" or "Agreements") whereby the Somerset and Westbrook mills each cogenerate electricity and sell the output to Central Maine Power Company ("CMP"). The Westbrook and Somerset Agreements require CMP to purchase such energy produced by these cogeneration facilities at above market rates which has reduced the Company's historical cost of electrical energy. The Westbrook Agreement expires October 31, 1997 and the Somerset Agreement expires in the year 2012. The favorable pricing element of the Somerset Agreement will end on November 30, 1997. The agreements also require the mills to purchase electricity from CMP at the standard industrial tariff rate. See the Notes to Financial Statements.

    To properly reflect the fair market value of the acquired Power Purchase Agreements as of the Acquisition date, the Company established a deferred asset of approximately $32.3 million, in accordance with APB No. 16. This deferred asset is recorded with other contracts valued at the Acquisition date as a net long-term liability. This deferred asset is being amortized over the remaining life of the favorable Power Purchase Agreements. For the nine months ended September 27, 1995, amortization expense related to this asset approximated $10.8 million.

CONSIDERATIONS RELATING TO HOLDINGS' CASH OBLIGATIONS

    The Company expects that it may make certain cash payments to Holdings or other affiliates during fiscal 1996 to the extent cash is available and to the extent it is permitted to do so under the terms of the Credit Agreement, the Indenture and the terms of the Senior Preferred Stock. Such payments may include, among other things, (i) amounts under a tax sharing agreement to be entered into between the Company and Holdings necessary to enable Holdings to pay the Company's taxes, (ii) administrative fees to Holdings and amounts to cover specified costs and expenses of Holdings and (iii) an annual advisory fee for management advisory services, limited to $1.0 million, to Sappi and/or its affiliates. To the extent the Company continues to make such payments, it will do so only to the extent such payments are permitted under the terms of the Credit Agreement, the Indenture and the terms of the Senior Preferred Stock.

    Because Holdings has no material assets other than the outstanding common stock of the Company (all of which is pledged to the lenders under the Credit Agreement) and all of the operations of Holdings (other than the management of its investment in the Company) are currently conducted through the Company and its subsidiaries, Holdings' ability to meet its cash obligations is dependent upon the earnings of the Company and its subsidiaries and the distribution or other provision of those earnings to Holdings. Holdings has no material indebtedness outstanding (other than advances that may be owed from time to time to the Company and guarantees in respect of indebtedness of the Company and its subsidiaries) and Holding's 15% Senior Exchangeable Preferred Stock (the "Holdings Preferred Stock"), which was issued in connection with the Acquisition, is not mandatorily redeemable (except upon the occurrence of certain specified events) and provides that dividends need not be paid in cash until the year 2000. Holdings does, however, have various obligations with respect to its equity securities (including in respect of registration rights granted by Holdings) that are likely to require cash expenditures by Holdings. The Company believes that the Credit Agreement, the Indenture and the Senior Preferred Stock permit the Company to pay a dividend or otherwise provide funds to Holdings to enable Holdings to meet its known cash obligations for the foreseeable future, provided that the Company meets certain conditions. Among such conditions are that the Company maintain specified financial ratios and comply with certain financial tests.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              S.D. WARREN COMPANY
                         INDEX TO FINANCIAL STATEMENTS


                                                                                                               PAGES
                                                                                                             ---------

Independent Auditors' Report...............................................................................         20

Financial Statements of S.D Warren Company

  Statements of Operations for the twelve months ended December 25, 1993, the nine months ended September
   24, 1994, the period September 25, 1994 through December 20, 1994 and the period December 21, 1994
   through September 27, 1995..............................................................................         21

  Balance Sheets as of September 24, 1994 and September 27, 1995...........................................         22

  Statements of Cash Flows for the twelve months ended December 25, 1993, the nine months ended September
   24, 1994, the period September 25, 1994 through December 20, 1994 and the period December 21, 1994
   through September 27, 1995..............................................................................         23

  Statements of Changes in Parent's Equity for the twelve months ended December 25, 1993, the nine months
   ended September 24, 1994 and the period September 25, 1994 through December 20, 1994....................         24

  Statement of Changes in Stockholder's Equity for the period December 21, 1994 through September 27,
   1995....................................................................................................         25

  Notes to Financial Statements............................................................................         26

Financial Statement Schedule

    II -- Valuation and Qualifying Accounts................................................................         50

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of S.D. Warren Company and subsidiaries:

    We have audited the consolidated balance sheet of S.D. Warren Company and subsidiaries (the "Company") as of September 27, 1995 and the related consolidated statements of operations, changes in stockholder's equity, and cash flows for the period December 21, 1994 (commencing with the acquisition) through September 27, 1995. We have also audited the combined balance sheet of S.D. Warren Company and certain related affiliates (the "Predecessor Corporation") as of September 24, 1994 and the related combined statements of operations, changes in parent's equity, and cash flows for the twelve month period ended December 25, 1993, the nine month period ended September 24, 1994 and for the period September 25, 1994 through December 20, 1994. Our audits also included the financial statement schedule listed in the Index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    As discussed in Note 1 to the financial statements, S.D. Warren Company and certain related affiliates were acquired effective December 20, 1994. The transaction was accounted for using the purchase method of accounting whereby the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. Accordingly, the balance sheet and the statements of operations, changes in parent's equity and cash flows of the Predecessor Corporation for the periods referred to in first paragraph of this report are not comparable with those presented for the Company.


    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 27, 1995 and the results of their operations and their cash flows for period December 21, 1994 (commencing with the acquisition) through September 27, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the combined financial statements of the Predecessor Corporation present fairly, in all material respects, the financial position of the Predecessor Corporation at September 24, 1994 and the results of their operations, and their cash flows for the twelve month period ended December 25, 1993, the nine month period ended September 24, 1994 and for the period
September 25, 1994 through December 20, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



    As discussed in Note 2 to the financial statements, the accompanying financial statements and financial statement schedule have been restated.


DELOITTE & TOUCHE LLP


Boston, Massachusetts
September 11, 1996

                              S.D. WARREN COMPANY
                            STATEMENTS OF OPERATIONS
                        (IN MILLIONS, EXCEPT SHARE DATA)



                             RESTATED          RESTATED
                           TWELVE MONTHS      NINE MONTHS
                               ENDED             ENDED               RESTATED
                           DECEMBER 25,      SEPTEMBER 24,     PERIOD SEPTEMBER 25,         RESTATED
                               1993              1994              1994 THROUGH        PERIOD DECEMBER 21,
                          ---------------  -----------------     DECEMBER 20, 1994        1994 THROUGH
                            S.D. WARREN       S.D. WARREN     -----------------------  SEPTEMBER 27, 1995
                            COMPANY AND       COMPANY AND     S.D. WARREN COMPANY AND  -------------------
                          CERTAIN RELATED   CERTAIN RELATED       CERTAIN RELATED      S.D. WARREN COMPANY
                            AFFILIATES        AFFILIATES            AFFILIATES          AND SUBSIDIARIES
                           (PREDECESSOR)     (PREDECESSOR)         (PREDECESSOR)           (SUCCESSOR)
                          ---------------  -----------------  -----------------------  -------------------
Sales...................     $ 1,143.6         $   828.8             $   313.6              $ 1,155.8
Cost of goods sold......         975.5             722.4                 263.7                  886.0
                          ---------------         ------                ------               --------
Gross profit............         168.1             106.4                  49.9                  269.8
Selling, general and
 administrative
 expense................          91.7              72.1                  22.2                   96.7
Restructuring...........          66.1            --                    --                     --
                          ---------------         ------                ------               --------
Income from
 operations.............          10.3              34.3                  27.7                  173.1
Other income (expense),
 net....................           0.1               0.1                  (0.5)                   3.2
Interest expense........           8.5               6.4                   2.3                  106.0
                          ---------------         ------                ------               --------
Income before income
 taxes..................           1.9              28.0                  24.9                   70.3
Income tax expense......           6.5              11.2                   9.9                   28.2
                          ---------------         ------                ------               --------
Net income (loss).......          (4.6)             16.8                  15.0                   42.1
Dividends and accretion
 on preferred stock.....        --                --                    --                        9.1
                          ---------------         ------                ------               --------
Net income (loss)
 applicable to common
 stockholder............     $    (4.6)        $    16.8             $    15.0              $    33.0
                          ---------------         ------                ------               --------
                          ---------------         ------                ------               --------
Net earnings per common
 share (in millions)....                                                                    $    0.33
                                                                                             --------
                                                                                             --------
Weighted average number
 of shares
 outstanding............                                                                          100
                                                                                             --------
                                                                                             --------


                See accompanying notes to financial statements.

                              S. D. WARREN COMPANY
                                 BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)


                                                                 RESTATED
                                                               SEPTEMBER 24,      RESTATED
                                                                   1994         SEPTEMBER 27,
                                                              ---------------       1995
                                                                S.D. WARREN    ---------------
                                                                  COMPANY        S.D. WARREN
                                                                AND CERTAIN        COMPANY
                                                                  RELATED            AND
                                                                AFFILIATES      SUBSIDIARIES
                                                               (PREDECESSOR)     (SUCCESSOR)
                                                              ---------------  ---------------
                                            ASSETS
Current Assets:
  Cash and cash equivalents.................................  $        4.7     $       62.2
  Trade accounts receivable, net............................          69.8            129.4
  Other receivables.........................................          21.7             24.5
  Inventories...............................................         135.7            226.5
  Deferred income taxes.....................................          38.5              8.9
  Other current assets......................................           3.6             11.1
                                                              ---------------  ---------------
      Total current assets..................................         274.0            462.6
Plant assets, net...........................................       1,341.7          1,150.7
Timber resources, at cost less timber harvested.............          28.1             98.4
Goodwill, net...............................................       --                  98.1
Deferred financing fees, net................................       --                  53.1
Other assets, net...........................................          33.1             24.7
                                                              ---------------  ---------------
      Total assets..........................................  $    1,676.9     $    1,887.6
                                                              ---------------  ---------------
                                                              ---------------  ---------------

                             LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current maturities of long-term debt......................  $        3.0     $       78.6
  Accounts payable..........................................          73.0            112.2
  Accrued and other current liabilities.....................          41.8             94.2
                                                              ---------------  ---------------
      Total current liabilities.............................         117.8            285.0
                                                              ---------------  ---------------
Long-term debt:
  Term loans................................................       --                 553.8
  Senior subordinated notes.................................       --                 375.0
  Other.....................................................         116.8            120.0
                                                              ---------------  ---------------
                                                                     116.8          1,048.8
                                                              ---------------  ---------------
Deferred income taxes.......................................         211.9             21.2
                                                              ---------------  ---------------
Other liabilities...........................................          93.9             93.3
                                                              ---------------  ---------------
      Total liabilities.....................................         540.4          1,448.3
                                                              ---------------  ---------------
Commitments and contingencies (Note 16)
Series B redeemable exchangeable preferred stock
 (liquidation value, $83.5 million).........................       --                  74.5
                                                              ---------------  ---------------
Stockholder's equity:
  Common stock ($.01 par value; 1,000 shares authorized; 100
   shares issued and outstanding at September 27, 1995).....       --               --
  Capital in excess of par value............................       --                 331.8
  Retained earnings.........................................       --                  33.0
  Parent's equity...........................................       1,136.5          --
                                                              ---------------  ---------------
      Total stockholder's equity............................       1,136.5            364.8
                                                              ---------------  ---------------
      Total liabilities and stockholder's equity............  $    1,676.9     $    1,887.6
                                                              ---------------  ---------------
                                                              ---------------  ---------------


                See accompanying notes to financial statements.

                              S.D. WARREN COMPANY
                            STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)



                                                        RESTATED                                RESTATED
                                     RESTATED          NINE MONTHS          RESTATED         PERIOD DECEMBER
                                   TWELVE MONTHS          ENDED         PERIOD SEPTEMBER           21,
                                       ENDED          SEPTEMBER 24,            25,            1994 THROUGH
                                 DECEMBER 25, 1993        1994            1994 THROUGH        SEPTEMBER 27,
                                 -----------------  -----------------   DECEMBER 20, 1994         1995
                                    S.D. WARREN        S.D. WARREN     -------------------  -----------------
                                    COMPANY AND        COMPANY AND     S.D. WARREN COMPANY     S.D. WARREN
                                  CERTAIN RELATED    CERTAIN RELATED   AND CERTAIN RELATED       COMPANY
                                    AFFILIATES         AFFILIATES          AFFILIATES       AND SUBSIDIARIES
                                   (PREDECESSOR)      (PREDECESSOR)       (PREDECESSOR)        (SUCCESSOR)
                                 -----------------  -----------------  -------------------  -----------------
Cash Flows from Operating
 Activities:
  Net income (loss)............      $    (4.6)         $    16.8           $    15.0           $    42.1
  Adjustments to reconcile net
   income (loss) to net cash
   provided by operating
   activities:
    Depreciation, cost of
     timber harvested and
     amortization..............           93.1               71.6                28.8                89.8
    Deferred income taxes......            1.0                8.4                15.8                12.3
    Gains on asset sales.......           (4.6)            --                  --                  --
  Changes in assets and
   liabilities net of the
   effect of the Acquisition:
    Trade accounts receivables,
     net.......................            2.8               (9.8)               (1.7)              (23.0)
    Inventories................          (13.4)             (13.0)                5.4               (57.6)
    Accounts payable, accrued
     and other current
     liabilities...............          (17.7)             (19.3)               18.6                66.3
    Accruals for restructuring
     programs..................           65.3              (28.4)              (12.7)             --
    Other assets and
     liabilities...............            8.4                1.5               (15.5)                6.1
                                        ------             ------              ------       -----------------
      Net cash provided by
       operating activities....          130.3               27.8                53.7               136.0
                                        ------             ------              ------       -----------------
Cash Flows from Investing
 Activities:
  Acquisition, net of related
   costs.......................         --                 --                  --                (1,455.9)
  Investments in plant assets
   and timber resources........          (68.9)             (32.3)              (14.5)              (33.7)
  Proceeds from asset sales....            4.7             --                  --                  --
  Other investing activities...           (9.5)             (14.1)             --                  --
                                        ------             ------              ------       -----------------
      Net cash used in
       investing activities....          (73.7)             (46.4)              (14.5)           (1,489.6)
                                        ------             ------              ------       -----------------
Cash Flows from Financing
 Activities:
  Proceeds from long-term
   debt........................           29.8                0.9              --                 1,105.7
  Repayments of long-term
   debt........................          (31.2)              (5.4)               (0.5)             (162.1)
  Proceeds from equity
   contribution................         --                 --                  --                   331.8
  Proceeds from issuance of
   preferred stock, net of
   expenses....................         --                 --                  --                    65.4
  Predecessor Corporation's
   parent company capital
   (withdrawals) infusions,
   net.........................          (54.1)              25.4                31.6              --
  Other financing activities...           (0.3)               0.3              --                  --
                                        ------             ------              ------       -----------------
      Net cash provided by
       (used in) financing
       activities..............          (55.8)              21.2                31.1             1,340.8
                                        ------             ------              ------       -----------------
Net change in cash and cash
 equivalents...................            0.8                2.6                70.3               (12.8)
Cash and cash equivalents, at
 beginning of period...........            1.3                2.1                 4.7                75.0
                                        ------             ------              ------       -----------------
Cash and cash equivalents, at
 end of period.................      $     2.1          $     4.7           $    75.0           $    62.2
                                        ------             ------              ------       -----------------
                                        ------             ------              ------       -----------------


                See accompanying notes to financial statements.

                              S.D. WARREN COMPANY
                    STATEMENTS OF CHANGES IN PARENT'S EQUITY
                                 (IN MILLIONS)


                                                                                                         PARENT'S
                                                                                                          EQUITY
                                                                                                         ---------
Balance, December 27, 1992 (Restated)..................................................................  $ 1,152.3
Net loss...............................................................................................       (4.6)
Foreign currency translation adjustment................................................................       (2.1)
Capital withdrawal, net................................................................................      (54.1)
Minimum pension liability adjustment...................................................................       (3.4)
                                                                                                         ---------
Balance, December 25, 1993 (Restated)..................................................................    1,088.1
Net income.............................................................................................       16.8
Foreign currency translation adjustment................................................................        1.2
Capital infusion, net..................................................................................       25.4
Minimum pension liability adjustment...................................................................        5.0
                                                                                                         ---------
Balance, September 24, 1994 (Restated).................................................................    1,136.5
Net income.............................................................................................       15.0
Foreign currency translation adjustment................................................................        1.0
Capital infusion, net..................................................................................       66.6
                                                                                                         ---------
Balance, December 20, 1994 Prior to acquisition (Restated).............................................  $ 1,219.1
                                                                                                         ---------
                                                                                                         ---------


                See accompanying notes to financial statements.

                              S.D. WARREN COMPANY
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                        (IN MILLIONS, EXCEPT SHARE DATA)


                                                                                                    CAPITAL IN
                                                                                         COMMON      EXCESS OF    RETAINED
                                                                        COMMON SHARES     STOCK      PAR VALUE    EARNINGS
                                                                        -------------  -----------  -----------  -----------
Balance, December 21, 1994............................................          100     $  --        $  --        $  --
  Equity contribution from SDW Holdings Corporation...................                     --            331.8       --
  Net income..........................................................                     --           --             42.1
  Dividends accrued on redeemable exchangeable preferred stock........                     --           --             (8.5)
  Accretion to liquidation preference value on redeemable exchangeable
   preferred stock....................................................                     --           --             (0.6)
                                                                                ---    -----------  -----------       -----
Balance, September 27, 1995 (Restated)................................          100     $  --        $   331.8    $    33.0
                                                                                ---    -----------  -----------       -----
                                                                                ---    -----------  -----------       -----


                See accompanying notes to financial statements.

                              S.D. WARREN COMPANY
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- BUSINESS, FORMATION AND ACQUISITION

    BUSINESS

    S.D. Warren Company ("S.D. Warren", "Warren" or the "Company") manufactures printing, publishing and specialty papers and has pulp and timberland operations vertically integrated with certain of its manufacturing facilities. The Company currently operates four paper mills, a sheeting and distribution facility and owns approximately 911,000 acres of timberlands in the State of Maine.

    FORMATION AND ACQUISITION

    As of October 8, 1994, SDW Acquisition Corporation ("SDW Acquisition"), a direct wholly owned subsidiary of SDW Holdings Corporation ("Holdings"), entered into a definitive agreement (the "Stock Purchase Agreement") pursuant to which, on December 20, 1994, SDW Acquisition acquired (the "Acquisition") from Scott Paper Company ("Scott") all of the outstanding capital stock of Warren, then a wholly owned subsidiary of Scott, and certain related affiliates of Scott (referred to herein as the "Predecessor Corporation"). Immediately following the Acquisition, SDW Acquisition merged with and into Warren (the "Merger"), with Warren (the "Successor Corporation") surviving.

    The Acquisition was accounted for as a purchase, applying the provisions of Accounting Principles Board Opinion ("APB") No. 16. The final purchase cost is subject to ongoing negotiations with Scott in accordance with procedures set forth in the agreement pursuant to which the Acquisition was effected and is expected to be finalized either through negotiated agreement or arbitration. The final purchase cost is not expected to be materially different from the estimates currently included in the Company's financial statements. On a preliminary basis, the total estimated purchase cost of approximately $1.9 billion, including the effect of liabilities assumed, was allocated to the assets acquired based on their respective fair values as follows (in millions):


Plant assets...............................................................  $ 1,186.0
Timber resources...........................................................       98.6
Intangible assets:
  Patents..................................................................       23.0
  Goodwill.................................................................      100.6
Financing fees and other assets............................................       62.8
Current assets, net realizable value in the case of inventories,
 receivables and prepaid expenses..........................................      436.7
                                                                             ---------
                                                                             $ 1,907.7
                                                                             ---------
                                                                             ---------


    Liabilities assumed in the Acquisition, based on their respective fair market values, were treated as non-cash activity for presentation in the Statement of Cash Flows. Liabilities assumed are as follows (in millions):


Current liabilities..........................................................  $   142.6
Long-term debt...............................................................      121.9
Other long-term liabilities..................................................       80.9
                                                                               ---------
                                                                               $   345.4
                                                                               ---------
                                                                               ---------


    To effect the Acquisition, SDW Acquisition issued $75.0 million of 14% Series A Senior Exchangeable Preferred Stock due 2006 (the "Old Senior Preferred Stock") and $375.0 million of 12% Series A Senior Subordinated Notes due 2004 (the "Series A Notes") and received $331.8 million from Holdings as a contribution to capital. The Old Senior Preferred Stock and the Series A Notes were subject to an exchange offer discussed in Notes 12 and 20. The remaining purchase price was financed, in part, through the credit

                              S.D. WARREN COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 -- BUSINESS, FORMATION AND ACQUISITION (CONTINUED)

facilities discussed in Note 12. Indebtedness incurred by SDW Acquisition to finance the Acquisition was assumed by Warren including preferred stock issued by SDW Acquisition which was converted into preferred stock of Warren having identical terms.


    Subsequent to the Acquisition, Warren and Scott jointly elected to treat the stock purchase as an asset purchase pursuant to Internal Revenue Code Section 338 (h) (10).

    PRO FORMA INFORMATION (UNAUDITED)

    The following table sets forth pro forma information on the Acquisition of the Predecessor Corporation as though it had occurred on December 26, 1993 and September 25, 1994, and presents consolidated statements of operations data for the nine months ended September 24, 1994 and for the year ended September 27, 1995.

Unaudited Pro Forma Statements of Operations Data (in millions):


                                                                              NINE MONTHS       YEAR
                                                                                 ENDED          ENDED
                                                                             SEPTEMBER 24,  SEPTEMBER 27,
                                                                                 1994           1995
                                                                             -------------  -------------
Net revenues...............................................................       $828.8       $1,469.4
                                                                                  ------    -------------
                                                                                  ------    -------------
Operating income...........................................................         28.6          202.4
                                                                                  ------    -------------
                                                                                  ------    -------------
Net income (loss)..........................................................        (44.4  )        41.0
                                                                                  ------    -------------
                                                                                  ------    -------------
Net income (loss) applicable to common stockholder.........................        (53.0  )        28.9
                                                                                  ------    -------------
                                                                                  ------    -------------
Net income (loss) per common share.........................................        (0.53  )        0.29
                                                                                  ------    -------------
                                                                                  ------    -------------


NOTE 2 -- RESTATEMENTS

    The financial statements of the Predecessor Corporation for the twelve months ended December 25, 1993, the nine months ended September 24, 1994 and the period from September 25, 1994 through December 20, 1994 included in the Company's January 1996 filing with the Securities and Exchange Commission (the "SEC") on Form 10-K for the period December 21, 1994 through September 27, 1995 had been restated (the "initial restatement"). The initial restatement was to reflect adjustments principally related to the timing of recognizing certain costs on an accrual basis versus an as incurred basis. These costs related primarily to environmental and safety remediation. In addition, the Company had recorded adjustments to various operating expenses, amortization of deferred start-up and training costs, various employee benefit costs, inventory valuation and deferred taxes.



    Subsequent to the initial restatement, management of the Company, after discussions with the Staff of the SEC, reconsidered certain adjustments made in the initial restatement. The Predecessor Corporation's policy of accounting for these items, primarily safety remediation costs, on an as incurred basis that lead to the initial restatement was found to be an acceptable policy in the application of generally accepted accounting principles. As such, the initial restatement of previously issued financial statements was not required.



    Management of the Company concluded that the remaining adjustments made in the initial restatement were not material in the aggregate and these items have also been restated. Accordingly, the accompanying financial statements agree with the audited financial statements of the Predecessor Corporation for the twelve months ended December 25, 1993 and the nine months ended September 24, 1994 included in the

                              S.D. WARREN COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 -- RESTATEMENTS (CONTINUED)

Company's filing made with the SEC on Form S-4 in April 1995. The audited financial statements for the period September 25, 1994 through December 20, 1994 have also been restated to reflect the effect of accounting for these costs on an as incurred basis.



    As a result of the above, the Successor Corporation has reconsidered its accounting policy with respect to accounting for certain costs relating to compliance with safety and other governmental laws and regulations and has adopted a policy of accounting for these costs on an as incurred basis consistent with that of the Predecessor Corporation. Accordingly, the financial statements for the period ended September 27, 1995 have also been restated.



    Parent's equity of $1,136.9 million as of December 26, 1992 as initially reported in the Company's Form 10-K, was increased by $15.4 million, net of related tax benefits, to $1,152.3 as a result of the restatement. The effects of the restatement are as follows (in millions):



                                                   TWELVE MONTHS    NINE MONTHS      THREE MONTHS        NINE MONTHS
                                                       ENDED           ENDED            ENDED               ENDED
                                                    DECEMBER 25,   SEPTEMBER 24,     DECEMBER 20,       SEPTEMBER 27,
                                                        1993           1994              1994                1995
                                                   --------------  -------------  ------------------  ------------------
Income (loss) before income taxes:
  As previously reported in the Company's Form
   10-K..........................................    $    (23.3)    $      22.4       $     30.0          $     77.7
  As restated....................................           1.9            28.0             24.9                70.3
Net income (loss):
  As previously reported in the Company's Form
   10-K..........................................    $    (19.4)    $      12.7       $     18.0          $     46.5
  As restated....................................          (4.6)           16.8             15.0                42.1
Parent's equity:
  As previously reported in the Company's Form
   10-K..........................................    $  1,049.9     $   1,094.0       $  1,195.2          $   --
  As restated....................................       1,088.1         1,136.5          1,219.1              --
Stockholder's equity:
  As previously reported in the Company's Form
   10-K..........................................    $   --         $   --            $   --              $    369.2
  As restated....................................        --             --                --                   364.8


NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    The accompanying consolidated financial statements of the Company have been prepared on the accrual basis of accounting and include the accounts of the Company and its various subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    As the Acquisition resulted in a new basis of accounting and the adoption of certain accounting policies which differ from the Predecessor Corporation's accounting policies, the Company's financial statements for the periods subsequent to the Acquisition date are not comparable to the Predecessor Corporation's financial statements for the periods prior to the Acquisition.

    The following presents the significant accounting policies of the Company. Except as discussed in Note 4, the significant accounting policies of the Predecessor Corporation are comparable to the Company.

    FISCAL YEAR


    The Company and its subsidiaries' fiscal year ends on the last Wednesday in September until otherwise determined by the Company's Board of Directors.

                              S.D. WARREN COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist primarily of highly liquid investments with insignificant interest rate risk and original maturities of three months or less at the date of acquisition. Similar investments with original maturities beyond three months are considered short-term marketable securities. At September 24, 1994 and September 27, 1995 the Company had no short-term marketable securities.

    OTHER RECEIVABLES

    Other receivables primarily represent amounts due from the sale of energy produced by the Company's cogeneration facilities.

    INVENTORIES

    Inventories at September 27, 1995 are valued at the lower of cost or market, using the first-in, first-out (FIFO) cost method. Inventories of maintenance parts and other supplies are based on purchase cost.

    PLANT ASSETS

    Plant assets are recorded at cost. As of the date of the Acquisition, in accordance with APB No. 16, the Company revalued the plant assets of the Company to fair market value and revised the estimated average useful lives used to compute depreciation for most of its plant and equipment to a range from three to twenty years. For financial accounting purposes, depreciation is principally calculated by the straight-line method over the estimated useful lives of the assets.

    Expenditures for renewals and betterments which increase the useful life or capacity of plant assets are capitalized. On retirements or sales of assets which have not been fully depreciated, the cost of plant assets is removed from the asset account. The Company records gains and losses on the retirement or sale of plant assets when realized.

    Interest expense is capitalized on major construction projects, including timber resources to the extent that such timber has not yet matured. For the nine months ended September 24, 1994 and the period December 21, 1994 through September 27, 1995 (the "nine months" ended September 27, 1995), the Company capitalized interest of approximately $1.4 million and $0.9 million, respectively. No interest was capitalized for the twelve months ended December 25, 1993 or the period September 25, 1994 through December 20, 1994 (the "three months" ended December 20, 1994).

    TIMBER RESOURCES

    Timber resources are recorded at cost, which includes original costs, road construction costs, and reforestation costs, such as site preparation and planting costs. As of the date of the Acquisition, in accordance with APB No. 16, the Company revalued its timber resources to fair market value. Property taxes, surveying, fire control and other forest management expenses are charged to expense as incurred.

    GOODWILL


    Goodwill, which resulted from the Acquisition, is being amortized for financial statement purposes on a straight-line basis over 25 years. Pursuant to Statement of Financial Accounting Standards ("FAS") No. 121, on an ongoing basis, the carrying value of goodwill at the balance sheet date is evaluated on the basis of whether anticipated operating cash flows generated by the acquired businesses will recover the recorded asset balance over the estimated useful life. The goodwill balance at September 27, 1995 was approximately $98.1 million, net of approximately $3.1 million of accumulated amortization.


    DEFERRED FINANCING FEES

    Deferred financing fees, primarily resulting from the financing of the Acquisition are being amortized over the average life of the related debt and are recorded net of accumulated amortization of approximately $7.2 million at September 27, 1995.

                              S.D. WARREN COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    OTHER ASSETS

    Other assets include intangible assets, primarily patents, arising as part of the purchase price allocation, of $21.5 million at September 27, 1995. These intangible assets are being amortized over their estimated useful lives of approximately eleven years. Intangibles are stated net of accumulated amortization of approximately $1.5 million at September 27, 1995.

    FINANCIAL INSTRUMENTS


    The Financial Accounting Standards Board has issued FAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." This statement requires the disclosure of the fair value of most derivative financial instruments and amends FAS No. 107. The Company uses interest rate swap agreements ("Swaps") and interest rate cap agreements ("Caps") as a means of managing interest-rate risk associated with debt balances. These instruments are matched with either fixed or variable rate debt and are recorded on a settlement basis as an adjustment to interest expense. Premiums paid to purchase Caps are amortized as an adjustment to interest expense over the life of the contract. Cash flows from Swaps and Caps are classified in the Statements of Cash Flows in the same category as the items being hedged or on a basis consistent with the nature of the investment. Derivative financial instruments are not held for trading purposes. The Company adopted FAS No. 119 during 1995.


    INCOME TAXES

    The tax provisions reflect the application of FAS No. 109, "Accounting for Income Taxes" for all periods presented. The standard requires an asset and liability approach to computing deferred income taxes. This approach requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this approach, deferred income taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

    WORKERS' COMPENSATION INSURANCE


    The Company is primarily self-insured for workers' compensation insurance. The self insurance claim liability for workers' compensation is based on claims reported and actuarial estimates of adverse developments and claims incurred but not reported. The Company's workers' compensation liability is discounted as it is several years before the claims related to a particular year are paid in full. The liability has been actuarially determined as the Company's obligation and the timing of payments associated therewith are reasonably estimateable. The present value of such claims was determined using discount rates of 7.0%, 8.25%, 5.5% and 5.5% for the twelve months ended December 25, 1993, the nine months ended September 24, 1994, the three months ended December 20, 1994 and the nine months ended September 27, 1995, respectively. The current portion of the liability of $9.0 million and $5.6 million at September 24, 1994 and September 27, 1995, respectively, is included in accrued and other current liabilities. The noncurrent portion of $23.3 million and $35.0 million at September 24, 1994 and September 27, 1995, respectively, is included in other liabilities.


    ENVIRONMENTAL EXPENDITURES

    Environmental expenditures that pertain to current operations or relate to future revenues are expensed or capitalized consistent with the Company's capitalization policy. Expenditures that result from the remediation of an existing condition caused by past operations, that do not contribute to current or future revenues, are expensed. Environmental accruals are recorded based on current interpretations of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Amounts accrued are not discounted and do not include third-party

                              S.D. WARREN COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) recoveries. Liabilities are recognized for remedial activities when the clean-up is probable and the cost can be reasonably estimated. All available information is considered including the results of remedial investigation/feasibility studies (RI/FS). In evaluating any disposal site environmental exposure, an assessment is made of the Company's potential share of the remediation costs by reference to the known or estimated volume of the Company's waste that was sent to the site and the range of costs to treat similar waste at other sites if a RI/FS is not available.

    OTHER INCOME (EXPENSE), NET

    Other income (expense), net, represents interest income on cash and cash equivalents and other nonoperating income and expense items.

    EARNINGS PER COMMON SHARE

    Earnings per common share is computed using the weighted average number of common shares outstanding during the period. The Company's net income has been reduced by Series B preferred stock dividends to arrive at net income applicable to the common stockholder.

    CASH PAID FOR INCOME TAXES

    Cash paid for income taxes for the nine months ended September 27, 1995  was
$20.6   million.  In  periods  prior  to   December  21,  1994  the  Predecessor
Corporation's income taxes were paid by Scott.

    CASH PAID FOR INTEREST

    Cash paid for interest during the twelve months ended December 25, 1993, the nine months ended September 24, 1994, the three months ended December 20, 1994 and the nine months ended September 27, 1995 was $9.9 million, $5.0 million, $2.9 million and $75.6 million, respectively.

NOTE 4 -- BASIS OF PRESENTATION AND ACCOUNTING POLICIES -- PREDECESSOR
CORPORATION
    BASIS OF PRESENTATION

    The combined financial statements of the Predecessor Corporation consist of Scott's wholly owned subsidiary S.D. Warren Company and its wholly owned subsidiaries, as well as the net assets and results of operations of the printing, publishing, and specialty papers businesses in Bornem, Belgium (the "Belgium Affiliate") and a mill facility located in Mobile, Alabama that were owned by Scott. All significant transactions between combined entities have been eliminated.

    To facilitate prompt reporting of the Predecessor Corporation's financial results, the financial statements of the international operation were based on the twelve months ended November 30, 1993 for fiscal year 1993, August 31, 1994 for the nine months ended September 24, 1994 and December 20, 1994 for the three months ended December 20, 1994.

    The combined financial statements include allocations of costs for services, including accounting and tax, treasury and cash management, data processing, legal and environmental, facility and risk management, human resources and labor relations, and government and public affairs. These costs are allocated based upon a variety of methods, including: specific identification, based on estimates of time and services provided; relative identification, based on relevant criteria that establishes the Predecessor Corporation's relationship to the entire pool of beneficiaries and formula driven, not specifically identifiable to the Predecessor Corporation but incurred for the benefit of all Scott affiliates.

    Management  believes  the  allocations   reflected  in  the  Statements   of
Operations, while reasonable, may not represent the cost of similar activities on a separate entity basis.

    The Mobile, Alabama facility is located adjacent to a Scott tissue manufacturing facility and as such had historically purchased pulp, utilities and other services from Scott based on shared cost arrangements.

                              S.D. WARREN COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 -- BASIS OF PRESENTATION AND ACCOUNTING POLICIES -- PREDECESSOR CORPORATION (CONTINUED)
Amounts purchased were $101.5 million, $71.0 million and $18.4 million for the twelve months ended December 25, 1993, the nine months ended September 24, 1994 and the three months ended December 20, 1994, respectively.

    PREDECESSOR CORPORATION ACCOUNTING POLICIES

    The Predecessor Corporation had accounting policies similar to those of the Company with the following significant exceptions:

    Inventory cost was determined using the last-in, first-out (LIFO) method.

    For certain major capital assets, the Predecessor Corporation calculated depreciation on the units-of-production method during the learning curve phase of the project. On retirements or sales of plant assets which had not been fully depreciated, the Predecessor Corporation charged gains and losses to the related depreciation reserve account. The Predecessor Corporation capitalized certain pre-operating costs on any single capital project for which such costs were expected to exceed $3.0 million. The capitalized costs were amortized over a five year period.

    Income taxes for the Predecessor Corporation, through December 20, 1994 were included in the U.S. consolidated federal income tax return of Scott and on a separate company basis for state tax purposes. For periods prior to December 21, 1994 the financial statements include a charge in lieu of tax which approximates the federal tax provision assuming the Predecessor Corporation filed a separate tax return.

    Assets and liabilities of the Predecessor Corporation's foreign operations were translated into U.S. dollars using year-end exchange rates. Revenues and expenses of foreign operations were translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations were included as a separate component of parent's equity. Gains and losses resulting from foreign currency transactions were included in net income.


NOTE 5 -- ACCOUNTS RECEIVABLE



                                                                            (IN MILLIONS)
                                                                     SEPTEMBER 24,  SEPTEMBER 27,
                                                                         1994           1995
                                                                     -------------  -------------
Trade accounts receivable..........................................    $    76.1      $   135.0
Allowance for doubtful accounts....................................         (6.3)          (5.6)
                                                                           -----         ------
                                                                       $    69.8      $   129.4
                                                                           -----         ------
                                                                           -----         ------


    The Company had sales to customers outside of the United States ("Export Sales") of $67.2 million, $60.0 million, $24.7 million and $90.5 million for the twelve months ended December 25, 1993, the nine months ended September 24, 1994, the three months ended December 20, 1994 and the nine months ended September 27, 1995, respectively. Export sales are primarily to Canada, Europe and the Far East. Export Sales prior to the Acquisition were handled by the Belgium Affiliate. During 1995, the Belgium Affiliate was closed and its property and equipment sold. Effective with the closure of the Belgium Affiliate, the Company's sales outside North America are primarily handled by Sappi Limited ("Sappi") (see Note 21). Sappi is the largest investor in Holdings.

                              S.D. WARREN COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 5 -- ACCOUNTS RECEIVABLE (CONTINUED)


    Sales to four customers approximated 60.3%, 58.1%, 59.1% and 61.7% of sales for the twelve months ended December 25, 1993, the nine months ended September 24, 1994, the three months ended December 20, 1994 and the nine months ended September 27, 1995, respectively. Sales to such customers, which individually, except as indicated, exceeded 10% of total sales, are indicated as a percentage of total sales below:



                   TWELVE MONTHS           NINE MONTHS           THREE MONTHS           NINE MONTHS
                       ENDED                  ENDED                 ENDED                  ENDED
                 DECEMBER 25, 1993     SEPTEMBER 24, 1994     DECEMBER 20, 1994     SEPTEMBER 27, 1995
                --------------------  ---------------------  --------------------  ---------------------
      1                  21.8%                  19.4%                 25.9%                  25.3%
      2                  14.2                   15.5                  *                      14.1
      3                  13.2                   12.9                  12.9                   14.6
      4                  11.1                   10.3                  12.3                   *


---------


* Less than 10% of total sales.


    Aggregate trade receivables from these customers, which individually, with one exception in 1995, exceed 10% of total receivables, were $58.3 million and $65.8 million as of September 24, 1994 and September 27, 1995, respectively. No other trade receivables were in excess of 10%. Each of these customers is a merchant that resells the Company's paper products to a wide range of end users. The loss of any of these customers could have a material adverse effect on the Company's business and results of operations.

    Prior to the Acquisition, the Predecessor Corporation participated with Scott in an agreement to sell a percentage ownership interest in a defined pool of customer receivables. Under terms of the agreement, the Predecessor
Corporation retained substantially the same risk of credit loss as if the receivables had not been sold. Generally, collections on receivables were automatically reinvested in new receivables unless either party terminated the agreement. Proceeds from the initial sale of receivables in 1991 were $35.0 million and this level was maintained for each period through December 7, 1994. The third party financing agreement was canceled on December 7, 1994 and is reflected as a $35.0 million non-cash financing activity in the Statement of Cash Flows. Fees for factored receivables were recorded as interest expense and were based on the purchaser's level of investment and borrowing costs. During the twelve months ended December 25, 1993, the nine months ended September 24, 1994 and the three months ended December 20, 1994, such fees aggregated approximately $1.6 million, $1.2 million and $0.4 million, respectively.


NOTE 6 -- INVENTORIES (IN MILLIONS)




                                                                     SEPTEMBER 24,  SEPTEMBER 27,
                                                                         1994           1995
                                                                     -------------  -------------
Finished products..................................................    $    41.5      $    89.8
Work in Process....................................................         31.3           51.0
Pulp, logs and pulpwood............................................         13.2           33.2
Maintenance parts and other supplies...............................         49.7           52.5
                                                                          ------         ------
                                                                       $   135.7      $   226.5
                                                                          ------         ------
                                                                          ------         ------
Excess of replacement cost over LIFO valued inventories............    $    48.7      $  --
                                                                          ------         ------
                                                                          ------         ------

                              S.D. WARREN COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 7 -- PLANT ASSETS



                                                                          (IN MILLIONS)
                                                                      SEPTEMBER    SEPTEMBER
                                                                         24,          27,
                                                                        1994         1995
                                                                     -----------  -----------
Plant assets, at cost:
  Land and buildings...............................................   $   288.5    $   170.1
  Plant and equipment..............................................     2,202.6      1,045.6
                                                                     -----------  -----------
                                                                        2,491.1      1,215.7
Accumulated depreciation...........................................    (1,149.4)       (65.0)
                                                                     -----------  -----------
                                                                      $ 1,341.7    $ 1,150.7
                                                                     -----------  -----------
                                                                     -----------  -----------


    As of the Acquisition, the Company revalued plant assets to fair market value, based upon independent appraisals, and revised the estimated useful lives used to calculate depreciation for most plant assets, and as a result, the Company's plant asset balances as of September 27, 1995 are not comparable to September 24, 1994.

    Plant and equipment includes assets acquired under capital leases of $8.0 million and $2.0 million at September 24, 1994 and September 27, 1995, respectively. Related allowances for depreciation were $5.7 million and $1.0 million, respectively.

    Expenditures for research and development are charged to expense as incurred. Research and development costs were $15.3 million, $9.5 million, $3.0 million and $10.7 million for the twelve months ended December 25, 1993, the nine months ended September 24, 1994, the three months ended December 20, 1994 and the nine months ended September 27, 1995, respectively.

NOTE 8 -- DEPRECIATION & COST OF TIMBER HARVESTED (IN MILLIONS)



                                            TWELVE MONTHS   NINE MONTHS   THREE MONTHS    NINE MONTHS
                                                ENDED          ENDED          ENDED          ENDED
                                            DECEMBER 25,   SEPTEMBER 24,  DECEMBER 20,   SEPTEMBER 27,
                                                1993           1994           1994           1995
                                            -------------  -------------  -------------  -------------
Depreciation of plant assets..............    $    91.9      $    69.9      $    27.3      $    65.0
Cost of timber harvested and amortization
 of logging roads.........................          0.8            0.5            0.2            1.8
                                                  -----          -----          -----          -----
                                              $    92.7      $    70.4      $    27.5      $    66.8
                                                  -----          -----          -----          -----
                                                  -----          -----          -----          -----



NOTE 9 -- INCOME TAXES


    The domestic and foreign components of income before taxes are as follows (in millions):




                                            TWELVE MONTHS   NINE MONTHS   THREE MONTHS    NINE MONTHS
                                                ENDED          ENDED          ENDED          ENDED
                                            DECEMBER 25,   SEPTEMBER 24,  DECEMBER 20,   SEPTEMBER 27,
                                                1993           1994           1994           1995
                                            -------------  -------------  -------------  -------------
Domestic..................................    $     5.1      $    24.8      $    22.4      $    67.9
Foreign...................................         (3.2)           3.2            2.5            2.4
                                                 ------          -----          -----          -----
                                              $     1.9      $    28.0      $    24.9      $    70.3
                                                 ------          -----          -----          -----
                                                 ------          -----          -----          -----

                              S.D. WARREN COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 9 -- INCOME TAXES (CONTINUED)


    The components of the tax provisions are as follows (in millions):




                                            TWELVE MONTHS   NINE MONTHS   THREE MONTHS    NINE MONTHS
                                                ENDED          ENDED          ENDED          ENDED
                                            DECEMBER 25,   SEPTEMBER 24,  DECEMBER 20,   SEPTEMBER 27,
                                                1993           1994           1994           1995
                                            -------------  -------------  -------------  -------------
Current:
  Federal.................................    $     6.7      $     2.6      $    (5.7)     $    14.9
  Foreign.................................         (1.2)           1.2            1.0            0.1
  State and local.........................       --               (1.0)          (1.2)           0.9
                                                 ------          -----          -----          -----
    Total current.........................          5.5            2.8           (5.9)          15.9
                                                 ------          -----          -----          -----
Deferred:
  Federal.................................          0.8            5.8           13.0            8.1
  Foreign.................................         (0.2)        --             --             --
  State and local.........................          0.4            2.6            2.8            4.2
                                                 ------          -----          -----          -----
    Total deferred........................          1.0            8.4           15.8           12.3
                                                 ------          -----          -----          -----
                                              $     6.5      $    11.2      $     9.9      $    28.2
                                                 ------          -----          -----          -----
                                                 ------          -----          -----          -----



    The components of the deferred tax provisions are as follows (in millions):




                                             TWELVE MONTHS   NINE MONTHS   THREE MONTHS    NINE MONTHS
                                                 ENDED          ENDED          ENDED          ENDED
                                             DECEMBER 25,   SEPTEMBER 24,  DECEMBER 20,   SEPTEMBER 27,
                                                 1993           1994           1994           1995
                                             -------------  -------------  -------------  -------------
Restructuring reserve......................    $   (22.5)     $    22.9      $     9.9      $    (0.3)
Inventory..................................          0.1         --                0.1            5.3
Plant assets...............................         30.2            9.3          (17.0)          16.4
General reserves...........................         (3.6)         (16.6)          28.6            0.2
AMT credit carryforwards...................         (8.4)          (2.5)          (0.8)          (9.3)
Tax loss carryforwards.....................         (0.2)          (4.7)          (5.0)        --
Effect of tax rate change..................          5.4         --             --             --
Valuation allowance                               --             --             --             --
                                                  ------         ------          -----          -----
Deferred tax provision.....................    $     1.0      $     8.4      $    15.8      $    12.3
                                                  ------         ------          -----          -----
                                                  ------         ------          -----          -----

                              S.D. WARREN COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 9 -- INCOME TAXES (CONTINUED)


    The components of the deferred tax assets and (liabilities) are as follows (in millions):




                                                                      SEPTEMBER
                                                                         24,      SEPTEMBER 27,
                                                                        1994          1995
                                                                     -----------  -------------
Current:
Deferred tax assets:
  Restructuring reserves...........................................   $    17.5     $     0.3
  General reserves.................................................        19.5           7.9
  Inventory........................................................         1.5           1.3
                                                                     -----------       ------
    Total current deferred tax assets..............................        38.5           9.5
                                                                     -----------       ------
Deferred tax liabilities:
  Inventory........................................................      --            --
  General reserves.................................................      --              (0.6)
                                                                     -----------       ------
    Total current deferred tax liabilities.........................      --              (0.6)
                                                                     -----------       ------
Net current deferred tax asset.....................................        38.5           8.9
                                                                     -----------       ------
Noncurrent:
Deferred tax assets:
  Alternative minimum tax credit carryforwards.....................        52.4           9.3
  Tax loss carryforwards...........................................         2.4        --
  General reserves.................................................        36.5          21.3
  Valuation allowance..............................................        (0.3)       --
                                                                     -----------       ------
    Total non-current deferred tax assets..........................        91.0          30.6
                                                                     -----------       ------
Deferred tax liabilities:
  Property, plant and equipment....................................      (296.6)        (13.4)
  Other............................................................        (6.3)        (38.4)
                                                                     -----------       ------
    Total non-current deferred tax liability.......................      (302.9)        (51.8)
                                                                     -----------       ------
Net noncurrent deferred tax liability..............................      (211.9)        (21.2)
                                                                     -----------       ------
    Net deferred tax liability.....................................   $  (173.4)    $   (12.3)
                                                                     -----------       ------
                                                                     -----------       ------


    The differences between the U.S. statutory income tax rate and the Company's effective income tax rate are:



                                            TWELVE MONTHS     NINE MONTHS     THREE MONTHS      NINE MONTHS
                                                ENDED            ENDED            ENDED            ENDED
                                             DECEMBER 25,    SEPTEMBER 24,    DECEMBER 20,     SEPTEMBER 27,
                                                 1993            1994             1994             1995
                                            --------------  ---------------  ---------------  ---------------
U.S. statutory income tax rate............         35.0%           35.0%            35.0%            35.0%
State income taxes, net of federal
 benefit..................................         14.4             3.8              4.2              4.9
International.............................          3.6             0.4              0.3              0.1
Effect of tax rate increase on deferred
 taxes....................................        292.3           --               --               --
Other factors.............................         (3.2)            0.8              0.3              0.1
                                                  -----             ---              ---              ---
Effective tax rate........................        342.1%           40.0%            39.8%            40.1%
                                                  -----             ---              ---              ---
                                                  -----             ---              ---              ---


    As of September 27, 1995, the Company had available an alternative minimum tax credit carryforward for tax return purposes of $9.3 million. This credit carries forward to future taxable years indefinitely.

                              S.D. WARREN COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 -- ACCRUED AND OTHER CURRENT LIABILITIES (IN MILLIONS)



                                                                     SEPTEMBER 24,  SEPTEMBER 27,
                                                                         1994           1995
                                                                     -------------  -------------
Accrued salaries, wages and employee benefits......................    $    17.8      $    49.9
Accrued interest...................................................       --               23.8
Accrued workers' compensation......................................          9.0            5.6
Restructuring reserve..............................................         12.7         --
Other accrued expenses.............................................          2.3           14.9
                                                                           -----         ------
                                                                       $    41.8      $    94.2
                                                                           -----         ------
                                                                           -----         ------


NOTE 11 -- RESTRUCTURING
    During the fourth quarter of fiscal year 1993, the Predecessor Corporation recorded a charge of $66.1 million, primarily for restructuring and productivity improvement programs. The charge included the estimated effect of future workforce reductions, as well as actions to consolidate and simplify the Predecessor Corporation's coated papers business. The remaining reserve balance of approximately $12.7 million as of September 24, 1994 was fully utilized by the Predecessor Corporation prior to the date of the Acquisition.


NOTE 12 -- LONG-TERM DEBT



                                                                           (IN MILLIONS)
                                                                                     SEPTEMBER
                                                                     SEPTEMBER 24,      27,
                                                                         1994          1995
                                                                     -------------  -----------
Credit Agreement:
  Term Loan, Tranche A.............................................    $  --         $   305.0
  Term Loan, Tranche B.............................................       --             325.0
Series B Senior Subordinated Notes.................................       --             375.0
Revenue Bonds......................................................        116.7         121.3
Capital Leases.....................................................          3.1           1.1
                                                                          ------    -----------
                                                                           119.8       1,127.4
Current maturities of long-term debt...............................          3.0          78.6
                                                                          ------    -----------
Long-term debt.....................................................    $   116.8     $ 1,048.8
                                                                          ------    -----------
                                                                          ------    -----------


    CREDIT AGREEMENT

    In connection with the Acquisition, the Company entered into an agreement (the "Credit Agreement") with Chemical Bank and 43 other domestic and international lenders on December 20, 1994, which provided for a $1.1 billion senior secured credit facility consisting of $630.0 million in term loan facilities, a $250.0 million revolving credit facility ("Revolving Credit Facility") and a $220.0 million letter of credit facility ("Letter of Credit Facility") to support certain debt assumed by the Company as part of the Acquisition. The term loan facilities consist of a Tranche A facility and a Tranche B facility. The Credit Agreement extends through December 2002.

    The interest rates under the Credit Agreement are determined, at the election of the Company, at either (a) a reference rate (the highest of (i) the prime rate announced by Chemical Bank, (ii) the secondary market rate for three month certificates of deposit (adjusted for reserves) plus 1% and (iii) the federal funds rate in effect from time to time plus 0.5%) plus 1.5% to 2.0% or
(b) LIBOR plus 2.5% to 3.0%. The applicable interest rates for the Revolving Credit Facility and Tranche A term loans are tied to certain financial ratios and can be reduced if specified ratios are achieved. At September 27, 1995, the interest rates on the Tranche A and Tranche B term loans were 8.38% and 8.82%, respectively.

                              S.D. WARREN COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 12 -- LONG-TERM DEBT (CONTINUED)

    Borrowings under the Credit Agreement are guaranteed by Holdings and each of its U.S. subsidiaries, and such borrowings and guarantees are secured by security interests (subject to certain other permitted liens) in (a) all the capital stock of the Company and each of its U.S. subsidiaries and 65% of the common stock and 100% of the preferred stock of each foreign subsidiary (if any) and (b) all assets (subject to certain limitations) owned by the Company and its subsidiaries.


    The Company's long-term debt agreements contain covenants which limit the Company with respect to certain matters including, among other things, the ability to incur debt, pay dividends, make acquisitions, sell assets, merge, grant or incur liens, guarantee obligations, make investments or loans, make capital expenditures, create subsidiaries or change its line of business. Dividend payments are limited to those amounts necessary to enable Holdings to pay certain obligations and maintain minimum cash balances. The Company is also restricted from prepaying certain of its indebtedness and is required to satisfy certain financial covenants which require the Company to maintain specified financial ratios and comply with certain financial tests, including a minimum interest coverage ratio, a minimum debt service ratio and a net worth test. Such covenants are not considered by the Company to be of a restrictive nature in conducting its business activities. As a result of extending the filing date of the Annual Report on Form 10-K from December 26, 1995 to January 10, 1996, the Company was unable to satisfy specific financial reporting covenants under the Credit Agreement. As a result, the Company obtained a waiver from the lenders which extended the requirement to distribute such financial information through January 17, 1996, at which time management was in compliance with such covenants.


    Under the terms of the Credit Agreement, the Company is required to enter into interest rate protection agreements. At September 27, 1995, the Company had entered into two swap agreements, under which the interest rate has been fixed with respect to $75.0 million of notional principal amount at rates between 7.43% to 9.95%, and two cap agreements, pursuant to which another $130.0 million of notional principal amount has been capped at rates between 8.0% to 9.5%. Net receipts or payments under the agreements are recognized as adjustments to interest expense. The swap and cap agreements expire at varying dates between December 1997 and January 2000. At September 27, 1995, the Company has unrealized gains of $0.2 million on its interest rate caps and unrealized losses of $3.2 million on its interest rate swaps.

    TERM LOANS

    On the Acquisition date, the Company borrowed $305.0 million under the Tranche A term loan facility and $325.0 million under the Tranche B term loan facility. The term loan facilities continued to be fully drawn at September 27, 1995.

    The Tranche A loan is payable in semi-annual installments commencing June 30, 1996 with the last installment payable on December 31, 2001. The Tranche B Loan is payable in semi-annual installments commencing June 30, 1996 with a balloon payment of $258.0 million in the year 2002.

    The Company is required to prepay the term loan facilities with (i) 100% of the net proceeds of certain asset sales, (ii) 100% of the net proceeds of certain  incurrences  of indebtedness  and (iii)  50% of  the net  proceeds from issuances of equity after December 20, 1994 by Holdings or any of its subsidiaries. The Company is also required to prepay the term loan facilities annually in an amount equal to 75% of the Excess Cash Flow (as defined) of the Company and its subsidiaries for the prior fiscal year, except that the Company will only be required to prepay an amount equal to 50% of such Excess Cash Flow if (a) the aggregate outstanding principal amount of the term loan facilities is less than $250 million and (b) certain financial ratios are achieved. Subsequent to September 27, 1995, the Company made a payment of approximately

                              S.D. WARREN COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 12 -- LONG-TERM DEBT (CONTINUED)

$74.9 million in compliance with this Excess Cash Flow prepayment requirement. Amounts paid in Compliance with the Excess Cash Flow requirement fulfill 100% of the payment otherwise required to be paid in June, 1996. In addition, additional amounts reduce future semi-annual installments on a pro rata basis.

    REVOLVING CREDIT FACILITY

    Under the Revolving Credit Facility, the Company has a borrowing limit in the amount of $250.0 million. A portion of the revolving credit commitments is available to the Company as a swing line commitment in the amount of $25.0 million and a letter of credit commitment in the amount of $75.0 million. At September 27, 1995, $20.6 million of the available credit line was utilized to guarantee the issuance of letters of credit and $229.4 million of the facility remained available. The Company pays a quarterly commitment fee equal to 0.5% per annum on the unused portion of the Revolving Credit Facility.

    LETTER OF CREDIT FACILITY

    In accordance with the agreement pursuant to which the Acquisition was effected, letters of credit in an aggregate face amount of $220.0 million were issued in favor of Scott for its ongoing obligations under nine separate tax exempt bond financings and the financing of the Biomass Cogeneration Facility in Westbrook, Maine. The Company assumed responsibility for Scott's obligations under the assumed financings. At September 27, 1995, such letters of credit outstanding aggregated approximately $170.5 million. The decrease to $170.5 at September 27, 1995 is primarily due to the remarketing of certain obligations which had previously been guaranteed by Scott (see REVENUE BONDS, below).

    The Company pays a commission of 2.5% per annum on outstanding letters of credit. After December 20, 1995, the commission will be equal to the Applicable Margin for LIBOR loans (2.5%, subject to reduction). In addition, the Company also pays an issuance fee of 0.25% per annum on letters of credit issued.

    SERIES B SENIOR SUBORDINATED NOTES

    In connection with the Acquisition, the Company issued Series A Notes bearing interest at a rate of 12% payable semiannually. The Series A Notes were redeemable at the option of the Company, in whole or in part, at any time on or after December 15, 1999 at a premium declining to par in 2002.

    On May 31, 1995, the Company consummated an exchange offer pursuant to which it offered to (1) exchange the existing Series A Notes for an equivalent amount of 12% Series B Senior Subordinated Notes due 2004 (the "Series B Notes" and together with the Series A Notes, the "Notes") having substantially identical terms and (2) exchange the Old Senior Preferred Stock for an equivalent amount of its existing 14% Series B Senior Exchangeable Preferred Stock due 2006 (the "Senior Preferred Stock") having substantially identical terms. Such exchange transactions were contemplated in the original issues of the Series A Notes and the Old Senior Preferred Stock (collectively, the "Exchanged Securities"), and accordingly, the deferred financing costs for the Exchanged Securities were not written off upon exchange. Capitalized financing costs related to the exchange offer were not material.

    The Series B Notes are unsecured, subordinated obligations of the Company and rank i) junior in right of payment to all existing and future Senior Debt (as defined for purposes of the Notes), including obligations of the Company under the Credit Agreement and ii) senior in right of payment to or pari passu in right of payment with all existing and future subordinated indebtedness.

    REVENUE BONDS

    The Company assumed $119.3 million of revenue bonds from Scott. Such debt is comprised of nine separate tax-exempt municipal bond issues (the "Issues") relating to certain environmental and solid waste disposal projects. The issues have various maturities ranging from 1996 through 2022. The Company assumed responsibility for Scott's obligations under the Issues but with respect to each Issue (other than the

                              S.D. WARREN COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 12 -- LONG-TERM DEBT (CONTINUED)

Issue which was remarketed on August 21, 1995, as described below) Scott remains either contingently liable as a guarantor, or directly liable as the original obligor. Interest rates on these issues at September 24, 1994 and September 27, 1995 ranged from 3.3% to 9.4% and 5.75% to 9.375%, respectively. Bonds in an amount of $44.0 million bearing variable interest rates were re-marketed on August 21, 1995 as fixed interest rate bonds. The Company became the sole obligor under the bonds and a $49.5 million letter of credit issued in favor of Scott was canceled. The trustee for each Issue has been granted or assigned the issuer's rights under a sale, lease purchase or loan agreement, as the case may be, between the relevant issuer and the Company relating to each respective project and, in respect of two of the Issues, a security interest in the project financed thereby.

    FUTURE MATURITIES OF LONG-TERM DEBT

    Scheduled maturities of long-term debt, including capital leases and sinking fund payments, at September 27, 1995 are as follows (in millions):

1996..............................  $    78.6
1997..............................       46.4
1998..............................       59.0
1999..............................       54.3
2000..............................       60.6
Thereafter........................      828.5
                                    ---------
                                    $ 1,127.4
                                    ---------
                                    ---------


NOTE 13 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments consist mainly of cash and cash equivalents, receivables, accounts payable, and debt. In addition, the Company uses interest rate caps and swaps, which were required under the terms of the Credit Agreement, as a means of managing interest rate risk associated with outstanding debt. Summarized below are the carrying values and fair values of the Company's financial instruments. The carrying amounts for cash, cash equivalents, receivables and payables approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the table below.


                                                                          (IN MILLIONS)
                                                            SEPTEMBER 24, 1994      SEPTEMBER 27, 1995
                                                          ----------------------  ----------------------
                                                           CARRYING      FAIR      CARRYING      FAIR
                                                            AMOUNT       VALUE      AMOUNT       VALUE
                                                          -----------  ---------  -----------  ---------
Balance Sheet Financial Instruments:
  Term Loans, Tranche A and B...........................   $  --       $  --       $   630.0   $   630.0
  Notes.................................................      --          --           375.0       414.9
  Revenue Bonds and Capital Leases......................       119.8       126.0       122.4       119.1


    The fair value of the Notes, Revenue Bonds and Capital Leases was estimated by the Company based upon discussions with its investment bankers. The principal amount of the Tranche A and B Term Loans approximate market since they are variable rate instruments which reprice monthly.


    The Company's off-balance sheet financial instruments include the Revolving Credit Facility, the Letter of Credit Facility and interest rate caps and swaps. At September 27, 1995, the total carrying amount of these financial instruments was $1.6 million and unrealized losses thereon approximated $3.0 million.


    The fair value of interest rate swaps and caps is the estimated amount that the Company would pay or receive to terminate the swap agreement at the
reporting    date,   taking   into   account    current   interest   rates   and

                              S.D. WARREN COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 13 -- FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

the current credit-worthiness of the swap counterparties. The fair value of the Revolving Credit Facility and the Letter of Credit Facility are based upon fees currently charged for similar agreements or on the estimated cost to terminate the obligation at the reporting date.

    As of September 24, 1994, the Predecessor Corporation entered into forward foreign exchange contracts with a Scott owned affiliate to hedge foreign currency intercompany transactions and balances for periods consistent with its committed exposures. The Predecessor Corporation's forward exchange contracts, which had a gross notional value of approximately $7.5 million at September 24, 1994, matured during 1994 and 1995 with no material gain or loss recorded.

    A significant portion of the Company's sales and accounts receivable are from four major customers. None of the Company's other financial instruments represent a concentration of credit risk because the Company has dealings with a variety of major banks and customers worldwide. None of the Company's off-balance sheet financial instruments would result in a significant loss to the Company if the other party failed to perform according to the terms of its agreement, as any such loss would generally be limited to the unrealized gain in any contract.

NOTE 14 -- LEASES
    The Company leases office and warehouse space and various office and manufacturing equipment under operating leases. Unexpired lease terms for operating leases range from one to six years. Most leases contain renewal options and options to purchase such equipment at fair market value. Rental expense relating to these leases was $9.0 million, $4.9 million, $0.8 million and $2.4 million for the twelve months ended December 25, 1993, the nine months ended September 24, 1994, the three months ended December 20, 1994 and the nine months ended September 27, 1995, respectively.

    Additionally, the Company has other commitments, which expire in 2008, to operate a biomass cogeneration facility adjacent to its Westbrook mill and to purchase its steam and electricity output on a take-or-pay basis (the "Cogeneration Obligation"). Under the Cogeneration Obligation, the Company paid approximately $7.0 million each for the twelve months ended December 25, 1993, the nine months ended September 24, 1994 and the nine months ended September 27, 1995. No payments were made during the three months ended December 20, 1994.

    The future minimum obligations under leases and other commitments having an initial or remaining noncancelable term in excess of one year as of September 27, 1995 are as follows (in millions):

YEAR ENDING
SEPTEMBER,                                   OPERATING LEASES     OTHER COMMITMENTS
------------------------------------------  -------------------  -------------------
1996......................................       $     3.3            $     7.0
1997......................................             2.0                  7.5
1998......................................             1.5                  7.8
1999......................................             1.3                  7.3
2000......................................             1.3                  7.4
Thereafter................................             0.4                 71.2
                                                       ---               ------
                                                 $     9.8            $   108.2
                                                       ---               ------
                                                       ---               ------

    Certain lease obligations and the Cogeneration Obligation contain scheduled payment increases. The Company is recognizing expenses associated with these contracts on a straight-line basis over the related contract's terms.

                              S.D. WARREN COMPANY
                   NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 15 -- ENVIRONMENTAL AND SAFETY MATTERS
    The  Company  is  subject  to  a  wide  variety  of  increasingly  stringent environmental laws and regulations relating to, among other matters, air emissions, wastewater discharges, past and present landfill operations and hazardous waste management. These laws include the Federal Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and their respective state counterparts. The Company will continue to incur significant capital and operating expenditures to maintain compliance with applicable federal and state environmental laws. These expenditures include costs of compliance with federal worker safety laws, landfill expansions and wastewater treatment system upgrades.


    In addition to conventional pollutants, minute quantities of dioxins and other chlorinated organic compounds may be contained in the wastewater effluent of the Company's bleached kraft pulp mills in Somerset and Westbrook, Maine and Muskegon, Michigan. The most recent National Pollutant Discharge Elimination System ("NPDES") wastewater permit limits proposed by the EPA would limit dioxin discharges from the Company's Somerset and Westbrook mills to less than the level of detectability. The Company is presently meeting the EPA's proposed dioxin limits but it is not meeting the proposed limits for other parameters (e.g. temperature and color) and is pursuing efforts to revise these other wastewater permit limits for its facilities. While the permit limitations at these two facilities are being challenged, the Company continues to operate under existing EPA permits, which have technically expired, in accordance with accepted administrative practice. In addition, the Muskegon mill is involved, as one of various industrial plaintiffs, in litigation with the County of Muskegon regarding the mill's wastewater treatment permit. The lawsuit challenges the permit's effluent limits imposed by local ordinance as arbitrary and unreasonable. In the meantime, the mill also has applied for alternative effluent limits. Although the Company believes that it will be successful in its various administrative and judicial challenges to those limits and in any negotiations of such limits with environmental regulatory authorities, the imposition of currently proposed limits could require substantial additional expenditures, including short-term expenditures, and may lead to substantial fines for any noncompliance.


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

    The Muskegon mill has had discussions with the Michigan Department of Natural Resources ("DNR") regarding a wastewater surge pond adjacent to the Muskegon Lake. The DNR presently is considering whether the surge pond is in compliance with Michigan Act 245 (Water Resources Commission Act) regarding potential discharges from that pond. The matter is now subject to the results of a pending engineering investigation. There is a possibility that, as a result of DNR requirements, the surge pond may be closed in the future. The Company estimates the cost of closure will be approximately $2.0 million. In

                              S.D. WARREN COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 15 -- ENVIRONMENTAL AND SAFETY MATTERS (CONTINUED) addition, if it is necessary to replace the functional capacity of the surge pond with above-grade structures, the Company preliminarily estimates that up to an additional $8.0 million may be required for such construction costs.

    The Company has been identified as a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), or analogous state law, for cleanup of contamination at seven sites. Based upon the Company's understanding of the total amount of liability at each site, its calculation of its percentage share in each proceeding, and the number of potentially responsible parties at each site, the Company presently believes that its aggregate exposure for these matters is not material. Moreover, as a result of the Acquisition, Scott agreed to indemnify and defend the Company for and against, among other things, the full amount of any damages or costs resulting from the off-site disposal of hazardous substances occurring prior to the date of closing, including all damages and costs related to these seven sites. Since the date of closing of the Acquisition, Scott has been performing under the terms of this environmental indemnity and defense provision and, therefore, the Company has not expended any funds with respect to these seven sites.


    The Company must comply with a number of federal and state regulations that govern health and safety in the workplace, the most significant of which is the Federal Occupational Safety and Health Act ("OSHA"). Pursuant to a voluntary OSHA program piloted in the State of Maine in 1993, the Company performed a self-assessment audit with respect to OSHA mandates at its Somerset and Westbrook mills and submitted a compliance plan to address certain health and safety matters. The Company anticipates that the total cost of implementing the compliance plan will be approximately $19.0 million. As of September 27, 1995, approximately $14.4 million of the total estimated $19.0 million had been expended. The Company expects that the majority of the remaining costs will be expended during fiscal years 1996 and 1997. The Company recognizes these costs as they are incurred.



    The Company currently has a five year demolition project in progress at its Westbrook Facility for health and safety reasons. Total costs of the project are estimated to be approximately $9.0 million, of which approximately $4.5 million had been spent as of September 27, 1995. The Company recognizes these costs as they are incurred.



    The Company does not believe that it will have any liability under recent emergency legislation enacted by the State of Maine to cover a significant shortfall in the Maine workers' compensation system through assessments of employers and insurers; however, there can be no assurance that the existing legislation will fully address the shortfall.


    None of these matters, individually or in the aggregate, is expected to have a material adverse effect on the Company's financial position, results of operations or cash flows.

NOTE 16 -- COMMITMENTS AND CONTINGENCIES
    The Mobile, Alabama paper mill was historically operated by Scott as part of an integrated facility (including a tissue mill, a pulp mill and energy facility).  In  connection  with  the  Acquisition,  the  Company  entered  into long-term (25 years initially, subject to mill closures and certain FORCE MAJEURE events) supply agreements with Scott for the supply of pulp and water and the treatment of effluent at the Mobile Mill. Wood pulp will be supplied generally at market prices. Pulp prices will be discounted, primarily because of the lower delivery costs due to the elimination of freight costs associated with delivering pulp to Warren's Mobile paper mill and pulp qualities will be subject to minimum (170,000 to 182,400 tons per year) and maximum (220,000 to 233,400 tons per year) limits. Prices for other services to be provided by Scott will generally be based upon cost. Prior to the Acquisition, Scott sold its energy facility at Mobile to Mobile Energy Services Corporation ("MESC"). In connection with the sale of the energy facility, MESC entered into a long-term agreement with the Company to provide electric power and steam to the paper mill at rates

                              S.D. WARREN COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 16 -- COMMITMENTS AND CONTINGENCIES (CONTINUED) generally comparable to market tariffs, including fuel cost and capital recovery components. Scott, MESC and the Company have also entered into a long-term shared facilities and services agreement (the "Shared Facilities Agreement") with respect to medical and security services, common roads and parking areas, office space and similar items and a comprehensive master operating agreement providing for the coordination of services and integration of operations among the energy facility, the paper mill, the pulp mill and the tissue mill. Annual fees under the Shared Facilities Agreement are expected to be approximately $1.5 million per year through the 25 year term of the agreement. The Company has the option to cancel certain non-essential services covered by the Shared Services Agreement at any time prior to the end of the 25 year term.

    A substantial portion of the Company's electricity requirements are satisfied through cogeneration agreements ("Power Purchase Agreements" or "Agreements") whereby the Somerset and Westbrook mills each cogenerate electricity and sell the output to Central Maine Power Company ("CMP"). The Westbrook and Somerset Agreements require CMP to purchase such energy produced by these cogeneration facilities at above market rates which has reduced the Company's historical cost of electrical energy. The Westbrook Agreement expires October 31, 1997 and the Somerset Agreement expires in the year 2012. The favorable pricing element of the Somerset Agreement will end on November 30, 1997. The agreements also require the mills to purchase electricity from CMP at the standard industrial tariff rate.

    To properly reflect the fair market value of the acquired Power Purchase Agreements as of the Acquisition date, the Company established a deferred asset of approximately $32.3 million, in accordance with APB No. 16. This deferred asset is recorded with other contracts valued at the Acquisition date as a net long-term liability. This deferred asset is being amortized over the remaining life of the favorable Power Purchase Agreements. For the nine months ended September 27, 1995, amortization expense related to this asset approximated $10.8 million.

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

NOTE 17 -- RETIREMENT BENEFITS

    PENSION PLANS

    Prior to the Acquisition, employees participated in two (Company sponsored) hourly pension plans and a salaried pension plan and two Scott sponsored hourly pension plans. The assets and related benefit obligations of employees electing retirement prior to the Acquisition were transferred from the Company sponsored plans to Scott plans prior to December 20, 1994 and remain assets and obligations of Scott. During 1994 the assets and obligations relating to S.D. Warren's active employees were allocated to four newly formed pension plans based on the requirements of Section 414(l) of the Internal Revenue Code and the regulations thereunder. Management and the Plan's trustees believe such allocation is reasonable.

    The four defined-benefit, trusteed pension plans provide retirement benefits for substantially all employees. Benefits provided are primarily based on employees' years of service and compensation. The Company's funding policy complies with the requirements of Federal law and regulations. Plan assets consist of equity securities, bonds and short-term investments.

                              S.D. WARREN COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 17 -- RETIREMENT BENEFITS (CONTINUED)
    The funded status of the company-sponsored pension plans is shown below (in millions):


                                                                     SEPTEMBER 24,  SEPTEMBER 27,
                                                                         1994           1995
                                                                     -------------  -------------
    Actuarial present value of benefit obligation:
      Vested.......................................................    $   115.2      $    71.3
      Nonvested....................................................          5.3           18.0
                                                                          ------         ------
        Accumulated benefit obligation.............................        120.5           89.3
    Additional obligation for future salary increases..............          2.0           27.2
                                                                          ------         ------
    Projected benefit obligation...................................        122.5          116.5
    Plan assets at fair value......................................        105.3          102.5
                                                                          ------         ------
    Projected benefit obligation in excess of plan assets..........        (17.2)         (14.0)
    Unrecognized amounts
      Transition obligation........................................          5.0         --
      Prior service cost...........................................          8.1         --
      Unrecognized net gain........................................         (1.7)          (8.5)
                                                                          ------         ------
    Accrued pension cost...........................................         (5.8)         (22.5)
    Adjustment for minimum liability...............................        (10.4)        --
                                                                          ------         ------
    Net pension liability (amount is included in other long-term
     liabilities)..................................................    $   (16.2)     $   (22.5)
                                                                          ------         ------
                                                                          ------         ------

    The net pension cost for the Company sponsored plans include the following components (in millions):



                                                             NINE MONTHS   THREE MONTHS    NINE MONTHS
                                              YEAR ENDED        ENDED          ENDED          ENDED
                                             DECEMBER 25,   SEPTEMBER 24,  DECEMBER 20,   SEPTEMBER 27,
                                                 1993           1994           1994           1995
                                             -------------  -------------  -------------  -------------
Service cost-benefits earned during the
 period....................................    $     1.5      $     1.5      $     0.4      $     4.5
Interest cost on projected benefit
 obligation................................          8.4            6.5            2.1            6.9
Actual return on plan assets...............        (18.9)          (0.8)           2.7          (10.4)
Net deferral...............................         10.7           (5.4)          (4.7)           4.2
                                                  ------          -----          -----         ------
Net pension cost...........................    $     1.7      $     1.8      $     0.5      $     5.2
                                                  ------          -----          -----         ------
                                                  ------          -----          -----         ------


    Pension expense allocated to the Company relating to its participation in the Scott plans was $5.5 million, $5.7 million and $1.9 million for the year ended December 25, 1993, the nine months ended September 24, 1994 and the three months ended December 20, 1994, respectively.

    The  projected benefit  obligation at September  24, 1994  and September 27,
1995 was determined using an assumed discount rate of 8.25% and 8.0%, respectively, and an assumed long-term rate of compensation increase of 5.5% and 5.25% respectively. The assumed rate of return on plan assets (on an annualized basis) was 10.5%, 10.5%, 10.5% and 9.0% for the twelve months ended December 25, 1993, the nine months ended September 24, 1994, the three months ended December 20, 1994 and the nine months ended September 27, 1995, respectively.

    SAVINGS PLAN

    The Predecessor Corporation's contributions to various savings plans were based on employee contributions and compensation and totaled $5.5 million, $3.8 million and $0.6 million for the twelve months ended December 25, 1993, the nine months ended September 24, 1994 and the three months ended December 20, 1994, respectively. The Company currently sponsors two 401(k) deferred contribution plans

                              S.D. WARREN COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 17 -- RETIREMENT BENEFITS (CONTINUED) covering substantially all Company employees pursuant to which the Company is obligated to match, up to specified amounts, employee contributions. Company contributions to these plans totaled $3.8 million for the nine months ended September 27, 1995.

NOTE 18 -- POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
    FAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" requires the accrual of postretirement benefits other than pensions (such as health care benefits) during the years of employee service. The Company sponsors a defined benefit postretirement plan that provides health care and life insurance benefits to eligible retired employees. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of service. Obligations relating to employees electing retirement prior to December 20, 1994 were not assumed by the Company at Acquisition. Such obligations remain the obligations of Scott.

    The following schedule provides the plan's funded status and obligations (in millions):


                                                                      SEPTEMBER   SEPTEMBER 27,
                                                                      24, 1994        1995
                                                                     -----------  -------------
    Accumulated postretirement benefit obligations (APBO):
      Retirees.....................................................   $    65.3     $  --
      Active Participants..........................................        38.6          25.7
                                                                     -----------       ------
      Total APBO...................................................       103.9          25.7
    Plan assets at fair value......................................      --            --
                                                                     -----------       ------
    APBO in excess of plan assets..................................      (103.9)        (25.7)
      Unrecognized transition obligation...........................        63.9        --
      Unrecognized net actuarial gain..............................       (13.1)         (1.8)
                                                                     -----------       ------
    Net postretirement liability...................................   $   (53.1)    $   (27.5)
                                                                     -----------       ------
                                                                     -----------       ------

    Components of the net periodic postretirement benefit expense are as follows (in millions):



                                                             NINE MONTHS
                                              YEAR ENDED        ENDED       THREE MONTHS      NINE MONTHS
                                             DECEMBER 25,   SEPTEMBER 24,  ENDED DECEMBER   ENDED SEPTEMBER
                                                 1993           1994          20, 1994         27, 1995
                                             -------------  -------------  ---------------  ---------------
Service cost...............................    $     3.2      $     2.7       $     0.9        $     2.0
Interest cost on APBO......................          7.9            5.0             1.7              1.6
Net amortization and deferral..............          6.0            4.0             1.3           --
                                                   -----          -----             ---              ---
Net postretirement benefit cost............    $    17.1      $    11.7       $     3.9        $     3.6
                                                   -----          -----             ---              ---
                                                   -----          -----             ---              ---


    The discount rates used to estimate the accumulated benefit obligations as of September 24, 1994 and September 27, 1995 were 8.25% and 8.0% respectively. The health care cost trend rates used to value APBO were 12.4%, 10.5%, 10.5% and 9.0% at December 25, 1993, September 24, 1994, December 20, 1994 and September 27, 1995, respectively, decreasing gradually to an ultimate rate of 5.0% in the year 2007. A one-percentage point increase in the assumed health care trend rate for each future year would increase the APBO by approximately 8.7% at September 27, 1995 and would increase the sum of the benefits earned and interest cost components of net postretirement benefit cost for 1995 by approximately 14.7%

    Effective December 26, 1993, Scott adopted FAS No. 112, "Employers' Accounting for Postemployment Benefits." This standard requires employers to recognize and when necessary, accrue for the estimated cost of benefits provided to former or inactive employees after employment but before retirement. The effect on the Company of adopting this statement was not material.

                              S.D. WARREN COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 19 -- OTHER LIABILITIES (IN MILLIONS)



                                                                     SEPTEMBER 24,  SEPTEMBER 27,
                                                                         1994           1995
                                                                     -------------  -------------
    Accrued workers' compensation..................................    $    23.3      $    35.0
    Accrued pension and other postretirement benefits..............         62.3           50.0
    Other accrued liabilities......................................          8.3            8.3
                                                                           -----          -----
                                                                       $    93.9      $    93.3
                                                                           -----          -----
                                                                           -----          -----


NOTE 20 -- REDEEMABLE EXCHANGEABLE PREFERRED STOCK
    The Company has authorized 10.0 million shares of redeemable exchangeable preferred stock from which the Company's Board of Directors designated a series consisting of 3.0 million shares of Old Senior Preferred Stock. The Old Senior Preferred Stock was issued in connection with the financing of the Acquisition. The Old Senior Preferred Stock was exchanged for Senior Preferred Stock on May 31, 1995.

    The Senior Preferred Stock has a liquidation preference of $25.00 per share (aggregate liquidation preference is $75.0 million, plus accumulated dividends). The Senior Preferred Stock was recorded at the net proceeds of $65.4 million received from the issuance after deducting stock issuance costs and approximately $6.9 million paid to Holdings for class A warrants which were issued in conjunction with the Old Senior Preferred Stock. The excess of the liquidation preference over the carrying value is being accreted by periodic charges to retained earnings over the life of the issue.

    Dividends are cumulative and accrue quarterly at a rate of 14% per annum  of
(a) the liquidation preference amount and (b) the amount of accrued but unpaid dividends from prior dividend accrual periods ending on or prior to December 15, 1999 ("Accumulated Dividends"). The Company does not expect to pay dividends on the Senior Preferred Stock in cash for any period ending on or prior to December 15, 1999. Cumulative dividends on Senior Preferred Stock that have not been paid at September 27, 1995 are $8.5 million and are included in the carrying amount of the Senior Preferred Stock as indicated below (in millions):

Issuance on December 21, 1994 for cash (at fair value on date of issuance)....................................  $65.4
Accretion to redemption value.................................................................................    0.6
Dividends on preferred stock..................................................................................    8.5
                                                                                                                -----
Balance, September 27, 1995...................................................................................  $74.5
                                                                                                                -----
                                                                                                                -----

    REDEMPTION

    The Senior Preferred Stock is redeemable at the option of the Company, in whole or in part, at any time on or after December 15, 2001 at the redemption prices (expressed as a percentage of the Specified Amount) with respect to the Senior Preferred Stock set forth below plus all accrued and unpaid liquidated damages and dividends (excluding any Accumulated Dividends but including an amount equal to a pro rated dividend from the immediately preceding dividend accrual date to the redemption date), if any, if redeemed during the twelve month period beginning on December 15 of the years indicated below:

YEAR                                                                                 PERCENTAGE
----------------------------------------------------------------------------------  -------------
2001..............................................................................       104.2%
2002..............................................................................       102.8%
2003..............................................................................       101.4%
2004..............................................................................       100.0%

    "Specified Amount" on any specific date with respect to any share of Senior Preferred Stock means the sum of (i) the liquidation preference with respect to such share and (ii) the Accumulated Dividends with respect to such share.

                              S.D. WARREN COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 20 -- REDEEMABLE EXCHANGEABLE PREFERRED STOCK (CONTINUED)

    In the event that Holdings consummates one or more public offerings of its common stock on or before December 15, 1997, the Company may, at its option, redeem the Senior Preferred Stock with the proceeds therefrom at a redemption price equal to 113% of the Specified Amount, plus all accrued and unpaid liquidated damages and dividends (excluding any Accumulated Dividends but including an amount equal to a pro rated dividend from the immediately preceding dividend accrual date to the redemption date), if any, through the redemption date; provided, that at least $50.0 million in aggregate specified amount of Senior Preferred Stock remains outstanding immediately following such redemption.


    The Company is required to redeem the Senior Preferred Stock on December 15, 2006 at the Specified Amount plus all accrued and unpaid damages and dividends (excluding any Accumulated Dividends but including an amount equal to a pro rated dividend from the immediately preceding dividend accrual date to the redemption date).

    At any scheduled dividend payment date, the Company may, at its option, exchange all of the shares of the Senior Preferred Stock then outstanding for the Company's 14% Series B Subordinated Exchange Debentures due 2006.

    In the event of a Change of Control, as defined, the holders of Senior Preferred Stock will have the right to require the Company to redeem such Senior Preferred Stock, in whole or in part, at a price equal to 101% of the Specified Amount thereof, plus accrued and unpaid liquidated damages and dividends (excluding any Accumulated Dividends but including an amount equal to a pro rated dividend from the immediately preceding dividend accrual date to the redemption date).

    Holders of the Senior Preferred Stock have limited voting rights, customary for preferred stock, and the right to elect two additional directors upon certain events such as the Company failing to pay dividends in cash for more than six consecutive dividend accrual periods ending after December 15, 1999.

NOTE 21 -- RELATED PARTY TRANSACTIONS
    Pursuant to the limitations on restricted payments outlined in the Credit Agreement, the indenture relating to the Notes and the Senior Preferred Stock, the Company may make cash payments to Holdings, including, among other things,
(i) amounts under a tax sharing agreement to be entered into between the Company and Holdings necessary to enable Holdings to pay the Company's taxes and (ii) administrative fees to Holdings and amounts to cover various specified costs and expenses of Holdings. The associated administrative fee expensed during the nine months ended September 27, 1995 was approximately $0.8 million.

    The Company has contracted through a management services agreement (the "Management Services Agreement") and central cost allocation agreement (the "Central Cost Allocation Agreement") with two subsidiaries of Sappi, Sappi Trading AG (referred to as "SIM" as the company is in the process of changing its name to Sappi International Management AG) and Sappi Management Services Limited ("SMS") to provide management advisory services. The aggregate fee to be charged to the Company by SIM and SMS is limited to an annual amount of $1.0 million. For the nine months ended September 27, 1995, the Company incurred a related management fee expense of approximately $0.8 million.

    The Management Services Agreement with SIM establishes an agreement whereby SIM provides strategic and corporate planning advice, financial and legal services and services relating to public affairs and human resources. The Company agrees to pay a service fee to SIM which is determined based upon the Company's proportionate share in the aggregate amount of costs which SIM incurs in providing services to the entire number of group companies which have entered into agreements of this nature with SIM, plus a profit mark-up of 10%. The Company's proportionate share is based upon the time spent on Company services divided by total time spent by SIM on total group company services. This agreement commenced on January 1, 1995 and is effective until terminated by either party with six months written notice.

                              S.D. WARREN COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 21 -- RELATED PARTY TRANSACTIONS (CONTINUED)
    The Central Cost Allocation Agreement with SMS provides for general technical and administrative support services to supplement the services provided by SIM. The Company has agreed to pay a service fee to SMS which is determined based upon the Company's proportionate share in the aggregate amount of costs which SMS incurs in providing services to the entire number of group companies which have entered into agreements of this nature with SMS, plus a profit mark-up of 10%. The Company's proportionate share is based upon the Company's inventory turnover divided by total inventory turnover of SMS group companies. This agreement commenced on January 1, 1995 and is effective for one year unless terminated by either party with six months written notice.

    Warren has also entered into a cross licensing agreement with Sappi Deutschland, the worldwide holding company for all European and U.S. business operations of the Sappi group, and Hannover Papier AG ("Hannover"), a subsidiary of Sappi. Pursuant to this agreement, the Company and Hannover have agreed to enter into specific written agreements to share paper processing techniques and have also agreed to enter into specific distribution agreements whereby the Company has agreed to use its distribution network in the United States to facilitate and increase Hannover's exports. Sappi Deutschland will facilitate the licensing process. No specific agreements have been entered into in connection with this cross licensing agreement as of September 27, 1995.


    During fiscal 1995, the Company sold products to certain Sappi subsidiaries (Sappi Europe, SA and Specialty Pulp Services) at market rates. These subsidiaries then sold the Company's product to external customers and remitted the proceeds from such sales to Warren, net of a sales commission. The Company sold $33.0 million of products to subsidiaries of Sappi and expensed fees of approximately $1.1 million relating to these sales for the nine months ended September 27, 1995. Trade accounts receivable at September 27, 1995 includes approximately $12.4 million due from subsidiaries of Sappi. The Company is in the process of formalizing a written agreement for this relationship.



NOTE 22 -- SUBSEQUENT EVENTS (UNAUDITED)



    In April 1996, the Company amended its Credit Agreement and changed certain provisions relating to restrictive covenants including, among other things, the ability to incur additional debt, pay dividends and sell certain assets. In addition, certain provisions relating to interest rates, fees, collateral, prepayments and affirmative covenants were amended.



    On April 23, 1996, in conjunction with the amendment to the Company's Credit Agreement, the Company entered into a five year agreement which provides for the sale of all of the Company's trade accounts receivable, net of all related allowances, through a bankruptcy remote subsidiary to an unrelated financial institution (the "A/R Facility"). The cash proceeds from the sale are based upon a computation of eligible trade accounts receivable and the subsidiary retains an undivided interest in the remaining "ineligible" trade accounts receivable. As collections reduce the trade accounts receivable sold, participating interests in new trade accounts receivable are sold. The proceeds from the A/R Facility along with $10.0 million of available cash on hand were used to prepay $100.0 million of the term loans under the amended Credit Agreement. Approximately $3.3 million of financing fees that had previously been deferred were written off as a result of this prepayment.



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

                                                                     SCHEDULE II


                              S.D. WARREN COMPANY
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)


                                                                 BALANCE AT     CHARGED TO     DEDUCTIONS    BALANCE AT
                                                                BEGINNING OF     COSTS AND    (PRINCIPALLY     END OF
                                                                   PERIOD        EXPENSES      WRITE-OFFS)     PERIOD
                                                                -------------  -------------  -------------  -----------
Allowance for doubtful accounts:
  Nine months ended September 27, 1995........................    $     5.4      $     0.2      $  --         $     5.6
  Three months ended December 20, 1994........................          6.3         --                0.9           5.4
  Nine months ended September 24, 1994........................          5.4            0.9         --               6.3
  Twelve months ended December 25, 1993.......................          4.7            0.7         --               5.4

Allowance for inventory obsolescence (Restated):
  Nine months ended September 27, 1995........................    $  --          $     4.1      $  --         $     4.1
  Three months ended December 20, 1994........................          2.1            0.5         --               2.6
  Nine months ended September 24, 1994........................          2.3            0.6            0.8           2.1
  Twelve months ended December 25, 1993.......................          2.6         --                0.3           2.3

Reserve for restructuring:
  Three months ended December 20, 1994........................    $    12.7      $  --          $    12.7     $  --
  Nine months ended September 24, 1994........................         91.7         --               79.0          12.7
  Twelve months ended December 25, 1993.......................         26.4           66.1            0.8          91.7

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


    Deloitte & Touche LLP were appointed independent auditors to SDW Holdings' Corporation, the parent of the Company, prior to the Acquisition of the
Predecessor Corporation. Coopers & Lybrand L.L.P. served as independent accountants to the Predecessor Corporation prior to the Acquisition and upon completion of the Acquisition, Deloitte & Touche LLP replaced Coopers & Lybrand L.L.P. as the Company's independent auditors. There were no disagreements between the Predecessor Corporation and Coopers & Lybrand L.L.P. on matters of accounting and financial disclosure in the two years and subsequent interim period preceding their replacement by Deloitte & Touche LLP.



    During 1995, Coopers & Lybrand L.L.P. informed the Company that they would not consent to the use of their report on the Predecessor Corporation's financial statements in certain anticipated registration statements of the Company and or Sappi Limited to be filed with the Securities and Exchange Commission. As a result, the Company engaged Deloitte & Touche LLP to reaudit the Predecessor Corporation financial statements included in Item 8 of this Annual Report on Form 10-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

    Set forth below are the names, ages and positions of the directors and executive officers of Warren as of the filing date of this Annual Report on Form 10-K.

        NAME               AGE                               POSITION
---------------------      ---      -----------------------------------------------------------
Eugene van As                  55   Director
Monte R. Haymon                58   Director, President, Chief Executive Officer
James H. Frick, Jr             56   Director, Vice President
O. Harley Wood                 53   Director, Vice President
William E. Hewitt              60   Director, Vice President
Trevor L. Larkan               40   Director, Chief Financial Officer, Vice President,
                                     Treasurer, Secretary
E. Dannis Herring              43   Director, Vice President
Pablo P. Zamora                53   Vice President
Lewis W. Mohler                58   Vice President

    Messrs. van As, Hewitt and Larkan have been Directors since December 20, 1994. Mr. Frick has been a Director since March 21, 1989. Messrs. Herring and Wood have been Directors since March 17, 1992. Mr. Haymon has been a Director since October 1, 1995. Directors of the Company are elected annually to serve until the next annual meeting of stockholders of the Company and until their successors have been elected or appointed and qualified. Executive officers are appointed by, and serve at the direction of, the Board of Directors of the Company.

    Set forth below is a brief account of the business experience of each of the officers and directors of the Company as of the filing date of this Annual Report on Form 10-K.

ORGANIZATION


    EUGENE VAN AS served as President and Chief Executive Officer of the Company from April 30, 1995 through September 30, 1995. Mr. van As has been Executive Chairman of Sappi since 1991. He joined Sappi in 1977 as the Managing Director and Chief Executive Officer of Sappi. He is also a director of Malbak Limited, Olivetti Africa Limited, the Council for Scientific and Industrial Research and the South African Foreign Trade Organization.


    MONTE R. HAYMON was appointed President and Chief Executive Officer of Warren on October 1, 1995. Previously he had been President and Chief Operating Officer of Ply-Gem Industries, and for thirteen years, President and Chief Executive Officer of Packaging Corporation of America, a division of Tenneco. In addition to his business experience, Mr. Haymon is a member of the Board of Directors of Evanston Hospital, a member of the Board of Trustees of Tufts
University as well as Chairman of the Board of Overseers of the Engineering School. Mr. Haymon is a former member of the Board of Directors of the National Association of Manufacturers. He is also a former Trustee of both the Institute of Paper & Science and American Forest Products Association.

    JAMES H. FRICK, JR., became Vice President -- Sales and Marketing in December 1994. Prior to assuming such a position, Mr. Frick held various positions with the Company since joining the Company in 1961, including as Vice President -- Coated Printing and Publishing from January 1984 through December 1994 and Vice President/Division Manager printing and publishing beginning in 1975.

    O. HARLEY WOOD became Vice President -- Manufacturing of Warren in March 1991. Mr. Wood joined Scott in January 1989 as Vice President of Manufacturing Development for its U.S. tissue businesses. Prior to joining Scott, Mr. Wood had held various positions with Procter and Gamble since 1964.

    WILLIAM E. HEWITT was appointed a non-executive director of S.D. Warren at the time of the Acquisition. He has been the Executive Director -- Finance of Sappi since 1987. He qualified as a chartered accountant in 1957. He has held executive financial positions in the motor, steel, transportation and retailing sectors and was Group Financial Director, Toyota (South Africa) until 1987. Mr. Hewitt is a director of Sappi, Limited.

    TREVOR L. LARKAN, having most recently been Financial Director for Sappi, Southern Africa, a division of Sappi Limited, since 1992, he transferred to Warren as Vice President and Treasurer with effect from January 1, 1995. In May 1995, Mr. Larkan was also appointed Chief Financial Officer of the Company. A chartered accountant, he specialized in treasury management during the early and mid-1980s, joining Saiccor, the dissolving pulp subsidiary of Courtaulds Plc in 1986. Soon after the acquisition of Saiccor by Sappi in 1988, he was appointed Financial and Commercial Director of that division.

    E. DANNIS HERRING became Vice President -- Procurement and Distribution in May of 1995. Prior to such time, Mr. Herring held various positions with the Company, including serving as Controller from 1992 to 1994 and as Chief Financial Officer from March 1994 to May 1995. Mr. Herring began his career with Scott in 1974 in Warren's Mobile, Alabama mill.

    PABLO P. ZAMORA became Vice President -- Research and Development for the Company in February 1995. Prior to such time, Mr. Zamora had been with the James River Corporation as Vice President -- Research and Development and Chief Technology Officer. From 1984 to 1990 he held the title of Vice President -- Product Development for Tambrands, Incorporated. Mr. Zamora also held several technical management positions during a 16-year period of employment with Proctor and Gamble.

    LEWIS W. MOHLER has been Vice President and General Manager of the Specialties business since July 1992. Prior to such time, Mr. Mohler has held various positions with Warren since he joined the Company in 1966, including as General Manager of the Pressure Sensitive business from 1988 to 1992.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION

    The following tables set forth information with respect to the compensation of the Chief Executive Officer and the four other most highly compensated individuals who served as officers of S.D. Warren during 1995. All references to shares, options and stock appreciation rights ("SARs") therein refer to shares of Scott Paper Company ("Scott"), S.D. Warren's former parent. S.D. Warren has not granted shares, options or SARs to its employees prior to or during the fiscal year ended September 27, 1995.

                           SUMMARY COMPENSATION TABLE


                                                        ANNUAL        LONG-TERM
                                                     COMPENSATION   COMPENSATION
                                                     -------------  -------------    ALL OTHER
                NAME AND                    YEAR        SALARY      OPTIONS/SARS   COMPENSATION
           PRINCIPAL POSITION              (1)(2)         ($)            (#)            (3)
----------------------------------------  ---------  -------------  -------------  -------------
Eugene van As                               1995      $        --    $      --      $        --
 Chief Executive Officer and President
 (4)
J. Richard Leaman, Jr.                      1995          211,074            0                0
 Former Chief Executive Officer and         1994          448,767       25,000(6)       504,334
 President (5)                              1993          441,096       25,000           24,303
Pablo Zamora                                1995          154,329            0            3,186
 Vice President -- Research and
 Development
James H. Frick                              1995          152,744            0           37,017
 Vice President -- Coated Printing and      1994          183,967        6,000(6)       161,924
 Publishing
O. Harley Wood                              1995          134,601            0          157,803
 Vice President -- Manufacturing            1994          173,025        6,000(6)        54,493
E. Dannis Herring                           1995          121,745            0            6,807
 Vice President -- Procurement and          1994          150,222        4,500(6)         6,707
 Distribution


------------------------
(1) Information with respect to years prior to 1995 is being provided only for Messrs. Leaman, Frick, Wood and Herring to the extent that information with respect to their compensation has previously been required to be filed with the Securities and Exchange Commission.

(2) Compensation for 1995, 1994, and 1993 is for the fiscal year December 21, 1994 through September 27, 1995, the nine months ended September 24, 1994 combined with the period September 25, 1994 through December 20, 1994, and the twelve months ended December 25, 1993, respectively.


(3) The amounts shown under "All Other Compensation" consist of matching contributions under the Salaried Investment Plan, imputed income for life insurance premiums for each year shown and educational assistance payouts plus payments made upon withdrawals of vacation accrued consisting of $17,260 in 1993 for Mr. Leaman, $7,460 both in 1995 and 1994 for Mr. Frick and $3,078 in 1995 and $2,532 in 1994 for Mr. Herring, and $13,310 for Mr. Wood in 1995. In addition, the amounts shown under "All Other Compensation" consist of bonuses associated with the sale of S.D. Warren by Scott in the amount of $500,000 for Mr. Leaman, $150,000 for Mr. Frick and $50,000 for Mr. Wood paid in 1994 and $140,000 paid by Scott to Mr. Wood in 1995 under a supplemental retirement plan.



(4) From April 30, 1995 through September 27, 1995, Mr. van As, Chief Executive Officer of Sappi Limited, served as Chief Executive Officer and President of S.D. Warren without additional compensation, but pursuant to a management services agreement under which S.D. Warren paid Sappi a fee.

(5) Mr. Leaman resigned from his position as Chief Executive Officer on April 30, 1995. Mr. Leaman was compensated based upon a consulting contract from December 21, 1994 through April 30, 1995 and was therefore not an employee during that period. Mr. Leaman was reimbursed for the increase in his state personal income tax liability resulting from his employment in Massachusetts upon becoming President in 1991. These amounts are considered immaterial.


    Mr. Leaman's compensation was approved by Eugene van As, Chairman of the Board of the Company, based upon the compensation paid to him by Scott. The compensation of the other executive officers was determined by Mr. van As and the Company's Vice President of Human Resources, in consultation with the Company's compensation consultant and approved by Mr. van As.



(6) All options granted by Scott in 1994 were forfeited prior to the end of 1994 in connection with the sale of S.D. Warren by Scott.


    The following table provides information on stock option exercises during 1995 by each person named in the Summary Compensation Table, and provides information on the number and value of stock options, both exercisable and unexercisable, held by each such person on September 27, 1995.

         AGGREGATED OPTION EXERCISES IN 1995 AND YEAR-END OPTION VALUES

                                                                        NUMBER OF SHARES          VALUE OF UNEXERCISED
                                           NUMBER OF                 UNDERLYING UNEXERCISED      IN-THE-MONEY OPTIONS AT
                                            SHARES                     OPTIONS AT YEAR END              YEAR END
                                          ACQUIRED ON     VALUE     -------------------------   -------------------------
                  NAME                     EXERCISE      REALIZED   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
----------------------------------------  -----------   ----------  -------------------------   -------------------------
J. Richard Leaman, Jr.                      200,000     $4,481,513               0/0                         0/0
James H. Frick                               44,000        871,600               0/0                         0/0
O. Harley Wood                                    0              0               0/0                         0/0
E. Dannis Herring                             4,000        119,619               0/0                         0/0

PENSION BENEFITS

    As of October 31, 1994, the Company assumed sponsorship of the portion of the Scott qualified plans which covered employees who would continue to be employed by the Company after the closing of the Acquisition (the "Closing Date"). The defined benefit plan which covers the executive officers (the "Salaried Plan") provides benefits based on a participant's years of service and highest compensation during the final years of employment. Generally, the hourly defined benefit plan provides covered employees with a stated amount of retirement benefit for each year of service.

    The following table shows the estimated annual retirement benefits payable to participants with specified amounts of compensation and years of credited service at normal retirement age under the Salaried Plan. The estimated retirement benefits are the amounts payable in the form of a single life annuity and do not take into account the reduction with respect to years of credited service after 1978 equal to a percentage (up to a maximum of 50%) of the participant's Social Security benefit.

                               PENSION PLAN TABLE


                                             YEARS OF CREDITED SERVICE (2)
      AVERAGE FINAL        ------------------------------------------------------------------
    COMPENSATION (1)          15         20         25         30          35          40
-------------------------  ---------  ---------  ---------  ---------  ----------  ----------
$100,000.................  $  22,500  $  30,000  $  37,500  $  45,000  $   52,500  $   60,000
 125,000.................     28,125     37,500     46,875     56,250      65,625      75,000
 150,000.................     33,750     45,000     56,250     67,500      78,750      90,000
 200,000.................     45,000     60,000     75,000     90,000     105,000     120,000


------------------------
(1) A participant's "Average Final Compensation" is the average of the participant's annual compensation in the four calendar years (whether or not consecutive), out of the last ten years of the participant's employment, in which the participant's annual compensation was highest. "Annual compensation" includes salary and bonuses paid in such year. For this purpose, years of employment with, and compensation paid by, Scott prior to the Acquisition are taken into account. To comply with tax qualification requirements under the Internal Revenue Code, annual compensation taken into account for any participant under the Salaried Plan may not exceed $150,000. However, effective January 1, 1995, the Company adopted a plan (the "SERP") to provide supplementary retirement benefits where benefits are lost under the qualified plans as a result of the statutory limitations and the benefits are reflected in the table. Accordingly, the covered compensation of each executive officer for 1995 was equal to the amounts of salary and bonus shown on the Summary Compensation Table above. There also is a statutory limitation on the amount of annual benefit which may be paid under the Salaried Plan. Benefits which accrued under the Plan in excess of the statutory limitations are also protected under the SERP.


(2) The named executive officers had the following full years of credited service under the Salaried Plan as of September 30, 1995: Messrs. Frick, 34; Wood, 6; and Herring, 21. Neither Mr. van As nor Mr. Leaman participates in the salaried plan. The Company also adopted, effective January 1, 1995, the Plan for Individual Deferred Compensation Arrangements in which Messrs. Wood and Zamora participated. If Mr. Zamora remains with the Company for five years from February 19, 1995, this Plan will pay him a supplemental benefit as if he had an additional five years of credited service under the Salaried Plan and five more after 10 years of employment. Mr. Wood will receive a benefit under this Plan based upon an additional 10 years of credited service if he is employed by the Company for five years from February 1, 1994.


    In addition to the foregoing plans, the Company sponsors two collectively bargained pension plans in the U.S. and one salaried plan in Belgium. The collectively bargained plans provide benefits of stated amounts for each year of credited service and the international plan provides benefits based on years of service and compensation. No executive officer is covered by any of these other plans.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    All of the issued and outstanding common stock of the Company is owned beneficially and of record by Holdings. Holdings has pledged such stock to the lenders under the Credit Agreement in support of its guarantee thereunder. In the event of a default by Holdings in respect of its obligations under such guarantee, the lenders under the Credit Agreement could exercise their powers under such pledge and thereby obtain control of the Company. The following table sets forth certain information with respect to the beneficial ownership of common stock of Holdings ("Common Stock") as of September 27, 1995.


                                                        BENEFICIAL OWNERSHIP
                                                  ---------------------------------
              NAME AND ADDRESS OF                   NUMBER OF     PERCENT OF CLASS
                BENEFICIAL OWNER                      SHARES       OUTSTANDING (1)
------------------------------------------------  --------------  -----------------
Sappi Limited (2)                                   26,976,561            87.80
48 Ameshoff Street
Braamfontein 2001
Republic of South Africa
DLJ Merchant Banking Partners, L.P.
and certain of its affiliates ("DLJMB")              6,593,749(3)         19.28
140 Broadway
New York, NY 10005
UBS Capital LCC ("UBSCC")                            1,408,594(3)          4.47
299 Park Avenue
New York, NY 10171


------------------------
(1) Percentages have been calculated assuming, in the case of each person or group listed, the exercise of all warrants and options owned (which are exercisable within 60 days following September 27, 1995) by each such person or group, respectively, but not the exercise of any warrants or options owned by any other person or group.

(2) Sappi's shares are held through one of its subsidiaries.


(3) Includes the following shares of Common Stock subject to Class B Warrants (as defined in Item 13): DLJMB, 3,468,749 shares and UBSCC, 693,750 shares. In addition, UBSCC's ownership includes 89,844 shares of Common Stock subject to Class A Warrants.


SHAREHOLDERS AGREEMENT


    In connection with the Acquisition, Sappi, an affiliate of Sappi, DLJMB, UBSCC, Holdings and the Company (as successor by merger to SDW Acquisition) entered into a shareholders agreement, as amended (the "Shareholders Agreement"), which contains certain agreements with respect to the capital stock and corporate governance of Holdings and the Company. The following summary containing material provisions of the Shareholders Agreement is qualified in its entirety by reference to the complete text of the Shareholders Agreement, a copy of which has been filed as an exhibit to this Annual Report on Form 10-K. Capitalized terms set forth below and not otherwise defined have the meanings assigned thereto in the Shareholders Agreement.


    CORPORATE GOVERNANCE


    The Board of Directors of Holdings (the "Holdings Board") will initially consist of nine members. Sappi and its permitted transferees (the "Sappi Group") have the right to designate a majority of the Holdings Board (initially five directors) subject to the conditions that (a) if the Sappi Group owns less than 50% of its original holdings of Common Stock, the Sappi Group will lose such right and will be allowed to designate two directors of the Holdings Board and
(b) if the value of the Sappi Group's original holdings of Common Stock is below a specified threshold, the Sappi Group will lose its right to designate a second director. DLJMB and certain of its affiliates and their permitted transferees (the "DLJ Group") originally had the right to designate two directors; however, the value of the DLJ Group's original investment fell below a specified threshold, and as a result, the DLJ Group lost its rights to designate a second director. UBSCC and its permitted transferees (the "UBS Group") have the right to designate one director. The chief executive officer of the Company will also be a director and will not count as a designee for any of Sappi, DLJMB or UBSCC (collectively, the "Investor Group"). If any of the Sappi Group, the DLJ Group or the UBS Group should own less than a specific percentage of the Common Stock, such group will, subject to certain exceptions, lose all rights to designate a director, which rights would not be regained through the subsequent acquisition of additional shares of Common Stock other than shares acquired upon the exercise of certain warrants acquired by such Group.


    "Board Approval" generally requires the affirmative vote of at least a majority of the directors at a duly convened meeting of the Holdings Board at which a Quorum (as defined below) is present. "Special Board Approval" generally requires (a) Board Approval, (b) approval by at least one DLJ Group director (if any) and (c) approval by at least one Sappi Group director (if any).
"Extraordinary Board Approval" generally requires (a) Board Approval, (b) approval by at least one DLJ Group director (if any), (c) approval by at least one Sappi Group director (if any) and (d) approval by a UBS Group director (if any). A "Quorum" of the Holdings Board (or any committee thereof) generally requires (a) a majority of directors present to be Sappi Group directors (so long as the Sappi Group is entitled to designate a majority of Directors to the Holdings Board); (b) a DLJ Group director (so long as the DLJ Group is entitled to one director); and (c) after the Sappi Group loses its right to have a majority of its directors on the Holdings Board, a Sappi Group director (so long as the Sappi Group is entitled to one director). There is no requirement to have a majority of Sappi Group directors present after the Sappi Group loses its right to have a majority of its directors on the Holdings Board.

    Each of the following actions requires Extraordinary Board Approval:

        (a) prior to an Initial Public Offering, any amendment of the Certificate or Articles of Incorporation or By-laws of Holdings or the Company; (b) approval of any annual business plan or budget of Holdings or the Company; (c) hiring or dismissal of the chief executive officer or chief financial officer of Holdings or the Company; (d) certain issuances of capital stock of Holdings or the Company (or issuances of securities exchangeable, convertible or exercisable for such capital stock); (e) any merger or similar transaction involving (i) Holdings or (ii) the Company (but only if the Company is not the surviving corporation); (f) any sale of Holdings or the Company; (g) any sale of all or substantially all the assets of Holdings or the Company; (h) any transaction, contract or arrangement with an affiliate of Holdings or with a Shareholder (or an affiliate thereof) if such transaction is not in the business plan or budget (and identified therein as an affiliate transaction) and involves an amount in excess of $1 million (Board Approval is required for certain transactions that involve $1 million or less); (i) entering into certain designated marketing agreements;
    (j) the grant of any registration or similar rights to any person other than various rights granted in connection with the Acquisition and (k) the selection of the managing underwriters in connection with any Underwritten Public Offering.

    Each of the following transactions requires the approval specified below:

        (a) any merger involving (i) the Company where it is the surviving entity or (ii) any subsidiary of the Company; (b) any sale of a subsidiary of the Company or any division of the Company; (c) any sale of substantially all the assets of any subsidiary or division of the Company; (d) any change in the capital structure (including the incurrence of indebtedness) of Holdings or the Company or any subsidiary thereof; (e) any appointment or dismissal of auditors and principal legal counsel of Holdings or the Company; (f) any voluntary filing of or failure to oppose a bankruptcy petition; (g) compensation of the chief executive officer of Holdings or the Company and (h) any declaration or payment of any dividend by Holdings if not paid out of earnings (other than dividends on common stock of the Company so long as Holdings owns 100% of such common stock and dividends on Holdings Preferred Stock or Senior Preferred Stock). Any transaction described in (e) through (h) above requires Special Board Approval. Any transaction described in clauses (a) through (d) above requires Special Board Approval if it involves more than $50 million or if it involves more than $25 million and is not specifically set forth in an approved budget or business plan. Any such transaction requires Board Approval if it involves more than $20 million or if it involves more than $10 million and is not specifically set forth in an approved budget or business plan. In addition, Special Board Approval is required for any contract involving the receipt or expenditure of more than $20 million in any one year or more than $50 million over the term of the contract.

    In addition to the transactions that are described in the preceding paragraph as requiring Board Approval, the following transactions require Board
Approval: (a) any declaration or payment of any dividend or distribution by Holdings or the Company if paid out of earnings (other than dividends on Company common stock so long as Holdings owns 100% of such common stock); (b) compensation of the chief financial officer of Holdings or the Company; and (c) election or appointment of the members of the Company's Board of Directors. Board Approval is also required for any other contract involving the receipt or expenditure of more than $10 million in any one year or more than $25 million over the term of the contract and for certain transactions, contracts or arrangements with an affiliate of Holdings or with any Shareholder (or any affiliate thereof).

    PREEMPTIVE RIGHTS

    Except  in  certain  circumstances,  upon  any  issuance  of  Common   Stock
Equivalents of Holdings, the Sappi Group, the DLJ Group and the UBS Group have preemptive rights with respect to such Common Stock Equivalents.

    TRANSFER RESTRICTIONS

    Except for certain permitted dispositions, members of the Sappi Group may not transfer any Shares until the earlier of an Initial Public Offering by Holdings or December 20, 1997 (the earlier of such dates, the "Restriction Termination Date"). After the Restriction Termination Date, members of the Sappi Group may transfer Shares as follows: transfers in a public offering upon exercise of registration rights; transfers pursuant to Rule 144 of the Securities Act (subject, in certain circumstances, to certain "first offer" and "tag along" rights); transfers (subject to certain "first offer" and "tag along" rights) to a person who becomes a party to the Shareholders Agreement and who is not an Adverse Person; and transfers pursuant to certain specified pledge arrangements. Shareholders who are not members of the Sappi Group (collectively, the "Minority Shareholders") may transfer Shares as follows: subject to certain restrictions, transfers in a public offering upon exercise of registration rights; transfers pursuant to Rule 144 (subject, in certain circumstances, to certain "first offer" and "tag along" rights); transfers pursuant to "tag along" rights; and transfers (subject to certain "first offer" and "tag along" rights) to a person who becomes a party to the Shareholders Agreement and who is not an Adverse Person. Members of the Sappi Group may participate in such Initial Public Offering only after the Minority Shareholders have participated to the fullest extent requested by such Minority Shareholders. After June 18, 1998, the DLJ Group or the UBS Group may, under certain circumstances, transfer the right to designate a director of Holdings (but not any Special Approval or Extraordinary Approval rights). Any Shareholder may transfer Shares to a Permitted Transferee who is not an Adverse Person and who becomes a party to the Shareholders Agreement or to Sappi (subject to certain "tag along" rights) or any of its Permitted Transferees.

    RIGHT OF FIRST OFFER

    If either (i) any Minority Shareholder proposes to transfer any Shares to any Person other than to one of its Permitted Transferees or to Sappi or any of its Permitted Transferees or (ii) any member of the Sappi Group proposes to transfer any Shares other than to one of its Permitted Transferees, such Shareholder (the "Selling Shareholder") is required to offer to sell such securities to certain other Shareholders party to the Shareholders Agreement and Holdings. Sales of Shares to a Permitted Transferee of the seller or to Sappi or any of its Permitted Transferees are not subject to these first offer provisions.

    PARTICIPATION RIGHTS

    Under certain circumstances, if a member of the Sappi Group proposes to transfer any Shares, it must offer the Minority Shareholders the right to participate in such transfer. In addition, under certain circumstances, if any member of the DLJ Group or the UBS Group is selling equity securities of Holdings or the Company it must offer members of the group whose member is not the selling Shareholder a right to participate in such sale.

    REGISTRATION RIGHTS

    Members of the Sappi Group, the DLJ Group and the UBS Group have the right, subject to certain limitations, to require Holdings to register all or a portion of their Registrable Stock (as defined) under the Act by giving written notice to Holdings of such demand (a "Demand Registration"). Subject to certain limitations, the Sappi Group and the DLJ Group each have the right to make up to three Demand Registrations and the UBS Group has the right to make one Demand Registration. The Shareholders Agreement also grants members of the DLJ Group the right, under certain circumstances, to transfer one demand right to a transferee of shares of Common Stock, subject to certain limitations. Holdings has agreed to pay all reasonable expenses incurred in connection with the first two Demand Registrations effected pursuant to the Shareholders Agreement. If a Demand Registration involves an underwritten public offering, any underwriters involved in such offering have the right, subject to certain limitations, to limit the Registrable Stock included in such registration, in which case Shareholders requesting the Demand Registration shall, subject to certain exceptions, have priority over Shareholders exercising piggyback rights (described below).

    In addition, under certain circumstances, Shareholders holding Class B Warrants can require registration by Holdings to permit the exercise of such Class B Warrants.

    PIGGYBACK RIGHTS

    Under certain circumstances, if Holdings registers Common Stock under the Securities Act of 1933, each Shareholder (and certain transferees of members of the DLJ Group and UBS Group) will have the right, subject to certain limitations, to require Holdings to include such Shareholder's (or transferee's) Registrable Stock in such registration.

    MISCELLANEOUS PROVISIONS

    If certain of Sappi's foreign operations intend to sell products into the United States that are the same as or substantially similar to, or compete with, the Company's products, they will, subject to certain exceptions, be required to enter into an arm's length marketing agreement with the Company, and if the Company intends to sell products outside of the United States and Canada, it will, subject to certain exceptions, be required to enter into arm's length marketing agreements with affiliates of Sappi. Each Shareholder has agreed not to use Confidential Information in any way that is reasonably likely to result in a material detriment to the business of the Company in the United States or to the business of Sappi and its affiliates outside the United States. Moreover, each Shareholder has agreed not to disclose Confidential Information, subject to certain limitations (including that members of the Sappi Group may disclose Confidential Information to Sappi and its affiliates in the ordinary course of business).

    Any amendment to the Shareholders Agreement requires the approval of Holdings (with Board Approval) and representatives of the Sappi Group, the DLJ Group and the UBS Group (but only so long as a Group is entitled to designate one director, subject to certain exceptions) but not the approval of the Company.

    TERMINATION

    The Shareholders Agreement terminates on the earliest of (a) the tenth anniversary of such Agreement unless earlier terminated, (b) subject to certain exceptions, the merger, consolidation or sale of substantially all of the assets of Holdings, (c) on the date on which none of the Sappi Group, the DLJ Group or the UBS Group is entitled to designate a member of the Board or (d) upon written agreement among Holdings, the Sappi Group (if it is entitled to designate a member of the Board), the DLJ Group (if it is entitled to designate a member of the Board) and the UBS Group (if it is entitled to designate a member of the Board).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


S.D. WARREN'S MOBILE FACILITY: ARRANGEMENTS WITH SCOTT



    S.D. Warren's Mobile, Alabama paper mill was historically operated by Scott as part of an integrated facility (including a tissue mill, a pulp mill and energy facility). In connection with the Acquisition, S.D. Warren entered into long-term (25 years initially, subject to mill closures and certain FORCE MAJEURE events) supply agreements with Scott for the supply of pulp and water and the treatment of effluent at the Mobile facility. Wood pulp will be supplied generally at market prices. Pulp prices will be discounted, primarily because of the lower delivery costs due to the elimination of freight costs associated with delivering pulp to Warren's Mobile paper mill and pulp quantities will be subject to minimum (170,000 to 182,400 tons per year) and maximum (220,000 to 233,400 tons per year) limits. Prices for other services to be provided by Scott will generally be based upon cost. Prior to the Acquisition, Scott sold its energy facility at Mobile to Mobile Energy Services Corporation ("MESC"). In connection with the sale of the energy facility, MESC entered into a long-term agreement with Warren to provide electric power and steam to the paper mill at rates generally comparable to market tariffs, including fuel cost and capital recovery components. Scott, MESC and Warren have also entered into a long-term shared facilities and services agreement (the "Shared Facilities Agreement") with respect to medical and security services, common roads and parking areas, office space and similar items and a comprehensive master operating agreement providing for the coordination of services and integration of operations among the energy facility, the paper mill, the pulp mill and the tissue mill. Annual fees under the Shared Facilities Agreement are expected to be approximately $1.5 million per year through the 25 year term of the agreement. Warren has the option to cancel certain non-essential services covered by the Shared Services Agreement at any time prior to the end of the 25 year term. Scott had previously announced its intention to sell the Mobile pulp mill, but any sale is apparently on hold due to the merger between Scott and Kimberly-Clark Corporation. The buyer of the mill will be bound by the terms of the above-mentioned agreements.


SHAREHOLDERS AGREEMENT


    In connection with the Acquisition, Sappi, one of Sappi's affiliates, DLJMB, UBSCC, Holdings and the Company (as successor by merger to SDW Acquisition) entered into the Shareholders Agreement.


INVESTOR GROUP AGREEMENTS


    The Company paid certain sponsor fees, reimbursed expenses for and provided indemnification to, members of the Investor Group in connection with the Acquisition and the financing thereof. Sappi received a sponsor fee in the amount of $3,752,543 and UBSCC received a sponsor fee in the amount of $553,753. In addition, Donaldson, Lufkin & Jenrette Securities Corporation, an affiliate of DLJMB, received a sponsors fee in the amount of $2,768,766. The Company pays a yearly advisory fee to Sappi and/or its Affiliates of up to $1.0 million. As a result of this fee, Sappi and its Affiliates generally will not charge the Company for time spent on Company matters by the senior executive officers of Sappi and its Affiliates or for related travel and out-of-pocket expenses (see Note 21 to Financial Statements).



TRANSACTIONS INVOLVING DLJMB AND UBSCC



    In connection with the Acquisition (i) DLJMB purchased for an aggregate consideration of $65.0 million, $31.25 million in liquidation preference of Holdings Preferred Stock, Class B Warrants (the "Class B Warrants") to acquire 3,593,749 shares of Common Stock, and 3,125,000 shares of Common Stock; (ii) UBSCC, purchased for an aggregate consideration of $20.2 million, $6.25 million in liquidation preference of the Holdings Preferred Stock, Class B Warrants to acquire 718,750 shares of Common Stock, 625,000 shares of Common Stock and 300,000 Units as defined in Note 21 to the Financial Statements, (iii) Donaldson, Lufkin and Jenrette Securities Corporation, an affiliate of DLJMB, provided investment banking services to Holdings and Warren in connection with the offering of 2,700,000 Units, for which it received a customary underwriting discount; and (iv) an affiliate of DLJMB provided a standby bridge loan commitment for which it received approximately $5.6 million and was reimbursed for expenses.



    Following the Acquisition, the Units became separately transferable and UBSCC sold the Senior Preferred Stock which comprised a portion of the Units.



    On July 6, 1995, DLJMB sold 1,250,000 shares of Holdings Preferred Stock and 125,000 Class B Warrants and UBSCC sold 250,000 shares of Holdings Preferred Stock and 25,000 Class B Warrants.


TRANSACTIONS WITH RELATED PARTIES


    See Note 21 to the Financial Statements for information related to transactions with related parties.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

    (a) (1) FINANCIAL STATEMENTS. The financial statements listed under Item 8 are filed as a part of this Annual Report.

        (2)  FINANCIAL   STATEMENT  SCHEDULES.   FINANCIAL  STATEMENT   SCHEDULE
           VIII--VALUATION AND QUALIFYING ACCOUNTS LISTED UNDER ITEM 8 IS FILED AS PART OF THIS ANNUAL REPORT.

        (3) EXHIBITS. The exhibits listed on the accompanying Index to  Exhibits are filed as a part of this Annual Report.

    (b) REPORTS ON FORM 8-K. The Company did not file any Current Reports on Form 8-K during the last quarter of the period covered by this Annual Report.

                              S.D. WARREN COMPANY
                               INDEX TO EXHIBITS
                                 ITEM 14(A)(3)


EXHIBIT NO.                                DESCRIPTION                                          REFERENCE
-------------  --------------------------------------------------------------------  -------------------------------
      3.1      Amended and Restated Articles of Incorporation of the Registrant.     Incorporated herein by
                                                                                      reference to Exhibit 3.1 to
                                                                                      Amendment No. 1 to the
                                                                                      Company's Registration
                                                                                      Statement 33-88496 on Form
                                                                                      S-4.
      3.2      By-laws of the Registrant.                                            Incorporated herein by
                                                                                      reference to Exhibit 3.2 to
                                                                                      Amendment No. 1 to the
                                                                                      Company's Registration
                                                                                      Statement 33-88496 on Form
                                                                                      S-4.
      4.1      Certificate of Designations, Preferences and Relative,                Incorporated herein by
                Participating, Optional and other Special Rights of Preferred Stock   reference to Exhibit 4.3 to
                and Qualifications, Limitations and Restrictions thereof of 14%       the Company's Registration
                Series B Senior Exchangeable Preferred Stock due 2006 of S.D.         Statement 33-88496 on Form
                Warren Company, dated as of December 20, 1994.                        S-4.
      4.2      Form of the Exchange Debenture Indenture between S.D. Warren Company  Incorporated herein by
                and the United States Trust Company of New York relating to S.D.      reference to Exhibit 4.4 to
                Warren Company's 14% Series A Subordinated Exchange Debentures due    the Company's Registration
                2006 and 14% Series B Subordinated Exchange Debentures due 2006.      Statement 33-88496 on Form
                                                                                      S-4.
     10.1      Credit and Guarantee Agreement dated as of December 20, 1994 among    Incorporated herein by
                SDW Holdings Corporation, SDW Acquisition Corporation (and            reference to Exhibit 10.1 to
                following the merger, S.D. Warren Company as successor thereto),      Amendment No. 1 to the
                the Lenders (as defined therein) and Chemical Bank, as Agent.         Company's Registration
                                                                                      Statement 33-88496 on Form
                                                                                      S-4.
     10.2      Securities Subscription Agreement, dated as of December 20, 1994,     Incorporated herein by
                among SDW Holdings Corporation, SDW Acquisition Corporation (and      reference to Exhibit 10.3 to
                following the merger, S.D. Warren Company as successor thereto),      the Company's Registration
                and each of Sappi Limited, Sappi Deutschland GmbH, DLJ Merchant       Statement 33-88496 on Form
                Banking Partner, L.P. and certain of its affiliates and UBS Capital   S-4.
                Corporation.
     10.3      Second Amended and Restated Shareholders Agreement dated as of        Incorporated herein by
                December 20, 1994, among Sappi Limited, Sappi Deutschland GmbH, DLJ   reference to Exhibit 10.3
                Merchant Banking Partners, L.P. and certain of its affiliates, UBS    to the Company's Registration
                Capital Corporation, SDW Holdings Corporation and S.D. Warren         Statement 33-88496 on Form
                Company as successor to SDW Acquisition Corporation.                  10-K.

                              S.D. WARREN COMPANY
                               INDEX TO EXHIBITS
                                 ITEM 14(A)(3)

EXHIBIT NO.                                DESCRIPTION                                          REFERENCE
-------------  --------------------------------------------------------------------  -------------------------------
     10.4      Participation Agreement dated as of January 1, 1982 among Scott       Incorporated herein by
                Paper Company, as Purchaser, General Electric Credit Corporation,     reference to Exhibit 10.5 to
                as Owner Participant and The Connecticut Bank and Trust Company, as   Amendment No. 1 to the
                Owner Trustee.                                                        Company's Registration
                                                                                      Statement 33-88496 on Form
                                                                                      S-4.
     10.5      Refinancing Participation Agreement dated as of December 15, 1986,    Incorporated herein by
                among Scott Paper Company, as Purchaser, General Electric Credit      reference to Exhibit 10.6 to
                Corporation, as Owner Participant, and The Connecticut Bank and       Amendment No. 1 to the
                Trust Company National Association, as Owner Trustee.                 Company's Registration
                                                                                      Statement 33-88496 on Form
                                                                                      S-4.
     10.6      Power Sales Agreement dated as of January 1, 1982, between The        Incorporated herein by
                Connecticut Bank and Trust Company, Owner Trustee, as Seller, and     reference to Exhibit 10.7 to
                Scott Paper Company, as Purchaser, as amended by the First            Amendment No. 1 to the
                Amendment dated as of December 15, 1986.                              Company's Registration
                                                                                      Statement 33-88496 on Form
                                                                                      S-4.
     10.7      Ground Lease Agreement dated as of January 1, 1982 between Scott      Incorporated herein by
                Paper Company, as Lessor, and The Connecticut Bank and Trust          reference to Exhibit 10.8 to
                Company, Owner Trustee, as Lessee, as amended by First Amendment      Amendment No. 1 to the
                dated as of December 15, 1986.                                        Company's Registration
                                                                                      Statement 33-88496 on Form
                                                                                      S-4.
     10.8      Operating Agreement dated as of January 1, 1982 between The           Incorporated herein by
                Connecticut Bank and Trust Company, as Owner Trustee, and Scott       reference to Exhibit 10.9 to
                Paper Company, as Operator, as amended by First Amendment dated as    Amendment No. 1 to the
                of December 15, 1986.                                                 Company's Registration
                                                                                      Statement 33-88496 on Form
                                                                                      S-4.
     10.9      Tax Indemnification Agreement dated as of January 1, 1982, among      Incorporated herein by
                General Electric Credit Corporation, Owner Participant, The           reference to Exhibit 10.10 to
                Connecticut Bank and Trust Company, as Owner Trustee, and Scott       Amendment No. 1 to the
                Paper Company, Purchaser, as amended by the Amendment dated as of     Company's Registration
                November 25, 1986.                                                    Statement 33-88496 on Form
                                                                                      S-4.

                              S.D. WARREN COMPANY
                               INDEX TO EXHIBITS
                                 ITEM 14(A)(3)

EXHIBIT NO.                                DESCRIPTION                                          REFERENCE
-------------  --------------------------------------------------------------------  -------------------------------
     10.10     Facilities Agreement dated as of January 1, 1982 between Scott Paper  Incorporated herein by
                Company and The Connecticut Bank and Trust Company, as Owner          reference to Exhibit 10.11 to
                Trustee, as amended by First Amendment dated as of December 15,       Amendment No. 1 to the
                1986.                                                                 Company's Registration
                                                                                      Statement 33-88496 on Form
                                                                                      S-4.
     10.11     Indenture and Security Agreement dated as of December 15, 1986,       Incorporated herein by
                among The Connecticut Bank and Trust Company National Association,    reference to Exhibit 10.12 to
                as Westbrook Owner Trustee and Winslow Owner Trustee, Scott Paper     Amendment No. 1 to the
                Company, and The Bank of New York, as Indenture Trustee.              Company's Registration
                                                                                      Statement 33-88496 on Form
                                                                                      S-4.
     10.12     Transfer Agreement dated as of June 29, 1986 between Scott Paper      Incorporated herein by
                Company and S.D. Warren Company, as amended October 25, 1990, as      reference to Exhibit 10.13 to
                further amended November 1, 1993.                                     Amendment No. 1 to the
                                                                                      Company's Registration
                                                                                      Statement 33-88496 on Form
                                                                                      S-4.
     10.13     Stock Purchase Agreement by and among Scott Paper Company, Sappi      Incorporated herein by
                Limited and SDW Acquisition Corporation dated as of October 8,        reference to Exhibit 10.14
                1994.                                                                 Company's Registration
                                                                                      Statement 33-88496 on Form
                                                                                      S-4.
     10.14     Supplemental Agreement to Stock Purchase Agreement dated as of        Incorporated herein by
                October 8, 1994 by and among Scott Paper Company, Sappi Limited and   reference to Exhibit 10.15 to
                SDW Acquisition Corporation dated as of December 19, 1994.            Amendment No. 1 to the
                                                                                      Company's Registration
                                                                                      Statement 33-88496 on Form
                                                                                      S-4.
     10.14(a)  Extension of Time Period specified in Section 1.6(e) of the Stock     Incorporated herein by
                Purchase agreement dated as of October 8, 1994 by and among Scott     reference to Exhibit 10.15(a)
                Paper Company, Sappi Limited and SDW Acquisition Corporation.         to Amendment No. 5 to the
                                                                                      Company's Registration
                                                                                      Statement 33-88496 on Form
                                                                                      S-4.

                              S.D. WARREN COMPANY
                               INDEX TO EXHIBITS
                                 ITEM 14(A)(3)

EXHIBIT NO.                                DESCRIPTION                                          REFERENCE
-------------  --------------------------------------------------------------------  -------------------------------
     10.15     Assignment and Assumption Agreement (relating to Westbrook Biomass    Incorporated herein by
                Financing) dated as of December 20, 1994 between Scott Paper          reference to Exhibit 10.16 to
                Company and S.D. Warren Company.                                      Amendment No. 1 to the
                                                                                      Company's Registration
                                                                                      Statement 33-88496 on Form
                                                                                      S-4.
     10.16     General Assignment and Assumption Agreement dated as of December 20,  Incorporated herein by
                1994 by and between Scott Paper Company, Scott Continental N.V. and   reference to Exhibit 10.17 to
                S.D. Warren Company.                                                  Amendment No. 1 to the
                                                                                      Company's Registration
                                                                                      Statement 33-88496 on Form
                                                                                      S-4.
     10.17     Contract dated as of August 1, 1978 between Central Maine Power       Incorporated herein by
                ("CMP") and S.D. Warren Company, as amended by Amendment dated as     reference to Exhibit 10.18 to
                of May 15, 1982, as further amended by Amendment dated as of          Amendment No. 1 to the
                October 27, 1982.                                                     Company's Registration
                                                                                      Statement 33-88496 on Form
                                                                                      S-4.
     10.18     Westbrook Long-term Contract for the Sale of Electricity to CMP,      Incorporated herein by
                dated October 27, 1982 between CMP and Scott Paper Company, S.D.      reference to Exhibit 10.19 to
                Warren Division.                                                      Amendment No. 1 to the
                                                                                      Company's Registration
                                                                                      Statement 33-88496 on Form
                                                                                      S-4.
     10.19     Agreement for Electric Service for the Westbrook Mill of S.D. Warren  Incorporated herein by
                Company dated as of August 1, 1983 between CMP and S.D. Warren        reference to Exhibit 10.20 to
                Company.                                                              Amendment No. 1 to the
                                                                                      Company's Registration
                                                                                      Statement 33-88496 on Form
                                                                                      S-4.
     10.20     Agreement for Electric Service for Scott Paper Company, S.D. Warren   Incorporated herein by
                Division, Somerset County, dated as of December 1, 1982 between CMP   reference to Exhibit 10.21 to
                and S.D. Warren, as amended by Amendment dated as of July 9, 1990.    Amendment No. 1 to the
                                                                                      Company's Registration
                                                                                      Statement 33-88496 on Form
                                                                                      S-4.

                              S.D. WARREN COMPANY
                               INDEX TO EXHIBITS
                                 ITEM 14(A)(3)

EXHIBIT NO.                                DESCRIPTION                                          REFERENCE
-------------  --------------------------------------------------------------------  -------------------------------
     10.21     Power Purchase Agreement between Scott Paper Company, S.D. Warren     Incorporated herein by
                Division (Somerset) and CMP dated as of December 1, 1982, as          reference to Exhibit 10.22 to
                amended by Amendment dated April 11, 1983, as further amended by      Amendment No. 1 to the
                Amendment dated July 9, 1990.                                         Company's Registration
                                                                                      Statement 33-88496 on Form
                                                                                      S-4.
     10.22     Pulp Supply Agreement between Scott Paper Company and S.D. Warren     Incorporated herein by
                Company dated as of December 20, 1994.                                reference to Exhibit 10.23 to
                                                                                      Amendment No. 1 to the
                                                                                      Company's Registration
                                                                                      Statement 33-88496 on Form
                                                                                      S-4.
     10.23     Paper Mill Energy Services Agreement between S.D. Warren Company and  Incorporated herein by
                Mobile Energy Services Company, Inc. dated as of December 12, 1994.   reference to Exhibit 10.24 to
                                                                                      Amendment No. 1 to the
                                                                                      Company's Registration
                                                                                      Statement 33-88496 on Form
                                                                                      S-4.
     10.24     Master Operating Agreement among Scott Paper Company, S.D. Warren     Incorporated herein by
                Company and Mobile Energy Services Company, Inc. dated as of          reference to Exhibit 10.25 to
                December 12, 1994.                                                    Amendment No. 1 to the
                                                                                      Company's Registration
                                                                                      Statement 33-88496 on Form
                                                                                      S-4.
     10.25     Purchase Agreement dated as of December 13, 1994, among SDW Holdings  Incorporated herein by
                Corporation, SDW Acquisition Corporation, Sappi Limited, DLJ          reference to Exhibit 1.1 to
                Merchant Banking, Inc. and certain of its affiliates, UBS Capital     the Company's Registration
                Corporation and Donaldson, Lufkin & Jenrette Securities Corporation   Statement 33-88496 on Form
                (the "Purchase Agreement").                                           S-4.
     10.26     Amendment Number 1 to the Purchase Agreement, dated as of December    Incorporated herein by
                19, 1994, among SDW Holdings Corporation, SDW Acquisition             reference to Exhibit 1.2 to
                Corporation, Sappi Limited, DLJ Merchant Banking, Inc. and certain    the Company's Registration
                of its affiliates, UBS Capital Corporation and Donaldson, Lufkin &    Statement 33-88496 on Form
                Jenrette Securities Corporation.                                      S-4.

                              S.D. WARREN COMPANY
                               INDEX TO EXHIBITS
                                 ITEM 14(A)(3)

EXHIBIT NO.                                DESCRIPTION                                          REFERENCE
-------------  --------------------------------------------------------------------  -------------------------------
     10.27     Amendment Number 2 to the Purchase Agreement, dated as of December    Incorporated herein by
                20, 1994, among SDW Holdings Corporation, S.D. Warren Company and     reference to Exhibit 1.3 to
                Donaldson, Lufkin & Jenrette Securities Corporation.                  the Company's Registration
                                                                                      Statement 33-88496 on Form
                                                                                      S-4.
     10.28     Registration Rights Agreement, dated as of December 20, 1994 by and   Incorporated herein by
                between SDW Acquisition Corporation and Donaldson, Lufkin &           reference to Exhibit 1.4 to
                Jenrette Securities Corporation (the "Registration Agreement").       the Company's Registration
                                                                                      Statement 33-88496 on Form
                                                                                      S-4.
     10.29     Amendment Number 1 to the Registration Rights Agreement, dated as of  Incorporated herein by
                December 20, 1994, by and between S.D. Warren Company and             reference to Exhibit 1.5 to
                Donaldson, Lufkin & Jenrette Securities Corporation.                  the Company's Registration
                                                                                      Statement 33-88496 on Form
                                                                                      S-4.
     21.1      Subsidiaries of the Registrant.                                       Incorporated herein by
                                                                                      reference to Exhibit 21.1 to
                                                                                      the Company's Registration
                                                                                      Statement 33-88496 on Form
                                                                                      S-4.
     27.0      Financial Data Schedules

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS CAUSED THIS AMENDED REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                          S.D. WARREN COMPANY


Date: September 11, 1996      By:             /s/ MONTE R. HAYMON
                                       ---------------------------------
                                                Monte R. Haymon
                                     PRESIDENT AND CHIEF EXECUTIVE OFFICER

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS AMENDED REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.



             SIGNATURE               TITLE                      DATE
-----------------------------------  -------------------------  ----------------

        /s/ MONTE R. HAYMON          President, Chief           September 11,
-----------------------------------  Executive Officer and      1996
          Monte R. Haymon            Director (Principal
                                     Executive Officer)

       /s/ TREVOR L. LARKAN          Chief Financial Officer,   September 11,
-----------------------------------  Vice President,            1996
         Trevor L. Larkan            Treasurer, Secretary and
                                     Director (Principal
                                     Financial and Accounting
                                     Officer)

      /s/ JAMES H. FRICK, JR.        Vice President and         September 11,
-----------------------------------  Director                   1996
        James H. Frick, Jr.

       /s/ E. DANNIS HERRING         Vice President and         September 11,
-----------------------------------  Director                   1996
         E. Dannis Herring

        /s/ O. HARLEY WOOD           Vice President and         September 11,
-----------------------------------  Director                   1996
          O. Harley Wood

Printed in U.S.A. on Patina 70 lb/104 gsm text and 65 lb/176 gsm cover. This paper is made from a renewable resource.