Form 10-Q
period 1997-04-02
WARREN S D CO /PA/
filed 1997-05-19
CIK 935704

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                       FORM 10-Q FINANCIAL INFORMATION*
                       --------------------------------

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 2, 1997

                                      OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _________________ to __________________

                       Commission file number: 33-88496*

                              S.D. WARREN COMPANY
                              -------------------
            (Exact name of registrant as specified in its charter)

Pennsylvania                                                         23-2366983
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

225 Franklin Street, Boston, Massachusetts                               02110
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                (617) 423-7300
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    No    Not Applicable X*
                                       --    --               --






-------------------------------------------------------------------------------
*This report is being voluntarily filed with the Securities and Exchange Commission (the "Commission") pursuant to the registrant's contractual obligations to file with the Commission all financial information that would be required to be filed on a Form 10-Q. The registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                     S.D. WARREN COMPANY AND SUBSIDIARIES
                           Form 10-Q, April 2, 1997

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q for S.D. Warren Company (the "Company") contains forward-looking information which, at the time made, reflects about the future and is based upon management's interpretations of what it believes are significant factors affecting the Company's business, and there can be no assurance that Management's interpretations and the assumptions on which they are based will prove to be correct. The Company believes that various factors could affect the Company's actual results and could cause the Company's actual results, for 1997 and beyond, to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Such factors include, but are not limited to: global economic and market conditions, production and capacity in the United States and Europe; production and pricing levels of pulp and paper; any major disruption in production at key facilities; alterations in trade conditions in and between the United States and other countries where the Company does business; and changes in environmental, tax and other laws and regulations. See also "Market Overview" under Item 2, Management's Discussion and Analysis of Results of Operations and Financial Condition.

                     S.D. WARREN COMPANY AND SUBSIDIARIES
                           Form 10-Q, April 2, 1997

                               TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                                                        PAGE NO.
                                                                                                     --------
Item 1.  Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Operations for the three and six months ended
 April 3, 1996 and April 2, 1997                                                                        4,5

Condensed Consolidated Balance Sheets at October 2, 1996 and April 2, 1997                                6

Condensed Consolidated Statements of Cash Flows for the three and six months ended
 April 3, 1996 and April 2, 1997                                                                          7

Notes to Unaudited Condensed Consolidated Financial Statements                                            8

Item 2.  Management's Discussion and Analysis of Results of Operations
 and Financial Condition                                                                                 14


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                               23

Item 2.  Changes in Securities                                                                           23

Item 3.  Defaults Upon Senior Securities                                                                 23

Item 4.  Submission of Matters to a Vote of Security Holders                                             23

Item 5.  Other Information                                                                               23

Item 6.  Exhibits and Reports on Form 8-K                                                                23

Signature                                                                                                24

                     S.D. WARREN COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in millions, except share data)
                                  (unaudited)


                                                                    Three Months Ended       Three Months Ended
                                                                       April 3, 1996            April 2, 1997
                                                                        (Restated)
                                                                  ----------------------   ----------------------
Sales                                                                      $359.2                   $345.7
Cost of goods sold                                                          289.6                    269.1
                                                                        -----------              -----------
Gross profit                                                                 69.6                     76.6
Selling, general and administrative expense                                  31.8                     33.7
                                                                        -----------              -----------
Income from operations                                                       37.8                     42.9
Other income (expense), net                                                  (1.0)                     1.1
Interest expense                                                            (28.6)                   (26.6)
                                                                        -----------              -----------
Income before income taxes and extraordinary item                             8.2                     17.4
Income tax expense                                                            3.2                      6.9
                                                                        -----------              -----------
Income before extraordinary item                                              5.0                     10.5
Extraordinary item, net of tax                                                -                       (0.9)
                                                                        -----------              -----------
Net income                                                                    5.0                     11.4
Dividends and accretions on Warren Series B preferred stock                   3.2                      3.8
                                                                        -----------              -----------
Net income applicable to common stockholder                                $  1.8                   $  7.6
                                                                        ===========              ===========
Earnings per common share:
   Income before extraordinary item                                        $ 0.05                   $ 0.11
                                                                        ===========              ===========
   Net income                                                              $ 0.05                   $ 0.11
                                                                        ===========              ===========
   Net income applicable to common
    stockholder                                                            $ 0.02                   $ 0.08
                                                                        ===========              ===========
Weighted average number of shares outstanding                                 100                      100
                                                                        ===========              ===========

          See accompanying notes to unaudited condensed, consolidated financial statements.

                     S.D. WARREN COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in millions, except share data)
                                  (unaudited)


                                                                     Six Months Ended        Six Months Ended
                                                                       April 3, 1996          April 2, 1997
                                                                       (Restated)
                                                                    -------------------    ------------------
Sales                                                                      $720.5                  $660.2

Cost of goods sold                                                          577.4                   536.3
                                                                      --------------          -----------------
Gross profit                                                                143.1                   123.9

Selling, general and administrative expense                                  63.9                    66.3

Restructuring                                                                 -                      10.0
                                                                      --------------          -----------------
Income from operations                                                       79.2                    47.6

Other income, net                                                             1.4                     2.0

Interest expense                                                            (59.1)                  (51.8)
                                                                      --------------          -----------------
Income (loss)  before income taxes and extraordinary item                    21.5                    (2.2)

Income tax expense (benefit)                                                  8.6                    (1.1)
                                                                      --------------          -----------------
Income (loss) before extraordinary item                                      12.9                    (1.1)

Extraordinary item, net of tax                                                -                      (0.9)
                                                                      --------------          -----------------
Net income (loss)                                                            12.9                    (0.2)

Dividends and accretions on Warren Series B preferred stock                   6.6                     7.4
                                                                      --------------          -----------------
Net income (loss)  applicable to common stockholder                      $    6.3               $    (7.6)
                                                                      ==============          =================
Earnings per common share:
    Income (loss) before extraordinary item                             $    0.13              $    (0.01)
                                                                      ==============          =================
    Net income                                                          $    0.13              $     0.00
                                                                      ==============          =================
    Net income (loss)  applicable to common
      stockholder                                                       $    0.06              $    (0.08)
                                                                      ==============          =================
Weighted average number of shares outstanding                                 100                     100
                                                                      ==============          =================

          See accompanying notes to unaudited condensed, consolidated financial statements.

                     S.D. WARREN COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (in millions, unaudited)

                                                                         October 2,              April 2,
                                                                           1996                    1997
                                                                      ----------------       ----------------
                                     ASSETS
Current assets:
       Cash and cash equivalents                                         $   49.0               $   46.8
       Trade accounts receivable, net                                        49.1                   42.9
       Other receivables                                                     34.2                   58.5
       Inventories                                                          195.7                  213.3
       Deferred income taxes                                                 18.0                   18.0
       Other current assets                                                   9.4                   11.2
                                                                      ----------------      ----------------
           Total current assets                                             355.4                  390.7
Plant assets, net                                                         1,114.7                1,093.6
Timber resources, net                                                        95.3                   95.1
Goodwill, net                                                                94.1                   92.1
Deferred financing fees, net                                                 44.8                   41.3
Other assets, net                                                            21.1                   19.9
                                                                      ----------------      ----------------
           Total assets                                                  $1,725.4               $1,732.7
                                                                      ================      ================

                      LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
       Current maturities of long-term debt                              $   46.4               $   48.6
       Accounts payable                                                     101.6                  124.3
       Accrued and other current liabilities                                 98.0                  121.7
                                                                      ----------------      ----------------
           Total current liabilities                                        246.0                  294.6
                                                                      ----------------      ----------------
Long-term debt:
       Term loans                                                           411.4                  367.2
       Senior subordinated notes                                            375.0                  375.0
       Other                                                                116.1                  119.5
                                                                      ----------------      ----------------
                                                                            902.5                  861.7
                                                                      ----------------      ----------------
Deferred income taxes                                                        34.6                   33.3
                                                                      ----------------      ----------------
Other liabilities                                                            98.2                   99.2
                                                                      ----------------      ----------------
           Total liabilities                                              1,281.3                1,288.8
                                                                      ----------------      ----------------
Commitments and contingencies (Notes 7 and 8)                                 -
Warren Series B redeemable exchangeable preferred stock (liquidation
  value, $96.2 and $103.2, respectively)                                     88.0                   95.4
                                                                      ----------------      ----------------
Stockholder's equity:
       Common stock                                                           -                      -
       Capital in excess of par value                                       331.8                  331.8
       Retained earnings                                                     24.3                   16.7
                                                                      ----------------      ----------------
           Total stockholder's equity                                       356.1                  348.5
                                                                      ----------------      ----------------
           Total liabilities and stockholder's equity                    $1,725.4               $1,732.7
                                                                      ================      ================

          See accompanying notes to unaudited condensed, consolidated financial statements.

                     S.D. WARREN COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in millions, unaudited)


                                                                                 Six Months           Six Months
                                                                                    Ended                Ended
                                                                                April 3, 1996        April 2, 1997
                                                                                 (Restated)
                                                                               --------------        --------------
Cash Flows from Operating Activities:
    Net income (loss)                                                                $ 12.9               $ (0.2)
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation, cost of timber harvested and amortization                        56.4                 59.5
        Loss on force majeure events                                                    -                    7.5
        Deferred income taxes                                                           -                   (1.3)
        Other                                                                           5.9                 (6.5)
    Changes in assets and liabilities:
        Trade and other accounts receivable, net                                        1.0                 (8.4)
        Inventories                                                                   (11.6)               (17.6)
        Accounts payable, accrued and other current liabilities                       (35.8)                40.2
        Other assets and liabilities                                                   (3.7)                (7.5)
                                                                                  -----------          ----------------
           Net cash provided by operating activities                                   25.1                 65.7
                                                                                  -----------          ----------------
Cash Flows from Investing Activities:
    Proceeds from disposals of plant assets                                             2.1                  0.1
    Investment in plant assets and timber resources                                   (18.3)               (25.2)
    Refurbishment of plant assets                                                       -                  (37.5)
    Insurance proceeds on force majeure events                                          -                   27.5
                                                                                  -----------          ----------------
           Net cash used in investing activities                                      (16.2)               (35.1)
                                                                                  -----------          ----------------
Cash Flows from Financing Activities:
    Issuance of debt                                                                    -                   38.1
    Repayments of debt                                                                (75.0)               (65.8)
    Defeasance of debt                                                                  -                   (4.4)
    Debt issue costs                                                                    -                   (0.7)
    Bank overdraft                                                                      3.9                  -
    Other                                                                               -
                                                                                  -----------          ----------------
            Net cash used in financing activities                                     (71.1)               (32.8)
                                                                                  -----------          ----------------
Net change in cash and cash equivalents                                               (62.2)                (2.2)
Cash and cash equivalents, beginning of period                                         62.2                 49.0
                                                                                  -----------           ----------------

Cash and cash equivalents, end of period                                             $  -                 $ 46.8
                                                                                  ============          ===============
Supplemental Cash Flow Information:
   Cash paid during the period for:
      Interest                                                                       $ 61.0               $ 40.9
                                                                                  ============          ===============
      Income Taxes                                                                   $  4.4               $  0.1
                                                                                  ============          ===============

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

During fiscal 1996, the Company reviewed its accounting policy with respect to accounting for certain costs relating to compliance with safety and other governmental law and regulations. These costs were previously accounted for on an accrual basis and the Company revised its accounting policy to reflect these costs on an "as incurred" basis. Accordingly, the financial statements for the three months ended April 3, 1996 have been restated to reflect the effect of this change in accounting for these costs. The effects of the restatement were not material to the three month period ended April 3, 1996.

In addition to the aforementioned restatement, certain prior period items have been reclassified to conform to the current presentation followed by the Company.

Business

The Company manufactures printing, publishing and specialty papers and has pulp and timberland operations vertically integrated with certain of its manufacturing facilities which represent the Company's single line of business. The Company currently operates four paper mills, a sheeting facility and several distribution facilities and owns approximately 911,000 acres of timberlands in the State of Maine.

Unaudited Interim Condensed, Consolidated Financial Statements

In the opinion of management, the accompanying unaudited condensed, consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company's financial position and results of operations. The accompanying unaudited condensed, consolidated financial statements should be read in conjunction with the audited financial statements included in the S.D. Warren Company Annual Report on Form 10-K for the fiscal year ended October 2, 1996. The unaudited condensed, consolidated results of operations for the three and six months ended April 2, 1997 are not necessarily indicative of results that could be expected for a full year.

New Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 128, "Earnings per Share." FAS 128, which will be effective for the Company in the fiscal year 1998, establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The implementation of FAS No. 128 is not expected to have a material effect on the Company's results of operations or financial statement disclosure.

Note 2.  Related Party Transactions

During the three and six months ended April 2, 1997, the Company sold products to certain subsidiaries of Sappi ("Affiliates"), at market prices, primarily in U.S. Dollars. These Affiliates then sold the Company's products to external customers. Proceeds from sales to Affiliates are remitted to the Company net of sales commissions. The Company sold approximately $35.3 million and $75.4 million to Affiliates and incurred fees of approximately $2.0 million and $4.3 million relating to these sales for the three and six months ended
April 2, 1997, respectively. Similar sales for the corresponding period in the prior year were $26.6 million and $42.2 million, respectively. Trade accounts receivable from Affiliates at April 2, 1997 were approximately $29.2 million compared to $22.8 million at April 3, 1996. The Company has formalized certain of these agreements and is in the process of formalizing the remainder.

During fiscal year 1996, the Company began purchasing products from certain Affiliates in U.S. Dollars, primarily for sale to external customers. The Company receives commissions from the Affiliates on such sales. These transactions to date have not been material.

Note 3.  Inventories (in millions)

                                                 October 2, 1996        April 2, 1997
                                                 ---------------        -------------

Finished products                                     $ 92.8               $109.4
Work in process                                         34.5                 34.7
Pulp, logs and pulpwood                                 25.8                 29.4
Maintenance parts and other supplies                    42.6                 39.8
                                                     --------             --------
                                                      $195.7               $213.3
                                                     ========             ========

Note 4.  Long-Term Debt

The current maturities of long-term debt balance of $48.6 million at April 2, 1997 primarily represents the amounts payable in June 1997 and December 1997 under Warren's term loan facilities.

On February 7, 1997, the Company amended certain provisions of its credit agreement with a syndicate of banks, including the interest coverage covenant, the optional prepayment terms and, in order to permit the granting of senior liens in connection with the refinancing of certain of the Company's industrial revenue bonds, the covenant restricting certain liens.

On March 5, 1997, pursuant to a loan agreement with the town of Skowhegan, Maine, the Company expanded and refinanced certain environmental and solid waste projects at its Somerset, Maine mill by redeeming or refunding revenue bonds aggregating $23.7 million, defeasing revenue bonds aggregating $4.4 million and issuing new bonds aggregating $38.1 million. The new bonds are due from 2000 to 2015 and bear interest at rates ranging from 6.65% to 8.00% per annum. The extraordinary gain resulting from the extinguishment of the original bonds, net of taxes of $0.6 million, was $0.9 million. In connection with this transaction, an outstanding letter of credit was reduced by $19.7 million. The agreement under which the $4.4 million in bonds was defeased required the Company to purchase U.S. Treasury securities to be held by a trustee in an amount that will cover the interest payments required to be paid to the holders of these bonds until the first call date on the bonds, as well as the principal due at that date. In the event, that the U.S. treasury securities, together with income earned on these securities, do not cover interest and principle on the defeased bonds, the Company will be liable for such deficiency.

Note 5.  Restructuring

In October 1996, the Company commenced a restructuring plan which resulted in a pretax charge of $10.0 million taken during the quarter ended January 1, 1997 to cover the costs related to the reduction of approximately 200 salaried positions, or approximately 14% of the Company's salaried workforce.

Note 6.  Force Majeure Events

On October 17, 1996 a fire occurred at an outside warehouse location in Muskegon, Michigan, which resulted in the loss of approximately 8,000 tons of inventory valued in excess of $6.0 million. On March 26, 1997, the Company reached an agreement with its insurance carrier pursuant to which it recovered substantially all the lost inventory value, excluding the deductible of $0.5 million.

Due to exceptionally heavy rains, the Presumpscot River flooded the Westbrook mill on October 21, 1996. The flooding resulted in the temporary closure of the mill. Damage to mill equipment has since been repaired and normal operating mill conditions have been restored. Total losses are not expected to exceed the Company's insurance coverage limits, which include both business interruption and property loss coverage. As of April 2, 1997, the Company had accrued an estimate of $44.7 million for costs to refurbish plant assets at the Westbrook facility, of which $27.5 million has been received as insurance proceeds at April 2, 1997, with the remainder, net of a deductible of $3.5 million, included in other receivables in the condensed consolidated balance sheet at April 2, 1997. In addition, the Company has accrued $9.0 million during the quarter ended April 2, 1997, representing a portion of the business interruption claim submitted for the disruption caused by the Westbrook flood, which primarily took place during the quarter ended January 1, 1997.

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

In November 1993, the EPA announced proposed regulations that would impose new air and water quality standards aimed at further reductions of pollutants from pulp and paper mills, particularly those conducting bleaching operations (generally referred to as the "cluster rules"). Although the EPA has not made any commitments, final promulgation of the cluster rules is expected to occur in 1997 and compliance with the rules may be required beginning in 2000. The Company believes that compliance with the cluster rules, if adopted as currently proposed, may require aggregate capital expenditures of approximately
$76.0 million through 2000. The ultimate financial impact to the Company of compliance with the cluster rules will depend upon the nature of the final regulations, the timing of required implementation and the cost and availability of new technology. The Company also anticipates that it will incur an estimated $10.0 million to $20.0 million of capital expenditures through 1999 related to environmental compliance other than as a result of the cluster rules.

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

The Muskegon mill has had discussions with the Michigan Department of Environmental Quality ("DEQ") regarding a wastewater surge pond adjacent to the Muskegon Lake. The DEQ presently is considering whether the surge pond is in compliance with Michigan Act 451 (Part 31 of the Natural Resources and Environmental Protection Act) regarding potential discharges from that pond. The matter is now subject to the results of a pending engineering investigation. There is a possibility that, as a result of DEQ requirements, the surge pond may be closed in the future. The Company estimates the cost of closure will be approximately $2.0 million. In addition, if it is necessary to replace the functional capacity of the surge pond with above-grade structures, the Company preliminarily estimates that up to an additional $8.0 million may be required for such construction costs.

The Company has been identified as a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), or analogous state law, for cleanup of contamination at seven sites. Based upon the Company's understanding of the total amount of liability at each site, its calculation of its percentage share in each proceeding, and the number of potentially responsible parties at each site, the Company presently believes that its aggregate exposure for these matters is not material. Moreover, as a result of the Acquisition of the Company from Scott Paper Company, now Kimberly-Clark ("Scott"), Scott, agreed to indemnify and defend the Company for and against, among other things, the full amount of any damages or costs resulting from the off-site disposal of hazardous substances occurring prior to the date of closing, including all damages and costs related to these seven sites. Since the date of closing of the Acquisition, Scott has been performing under the terms of this environmental indemnity and defense provision and, therefore, the Company has not expended any funds with respect to these seven sites.

The Company currently has a demolition project in progress at its Westbrook Facility for health and safety reasons which is expected to be completed in the year 2001. Total costs of the project are estimated to be approximately $9.0 million, of which approximately $5.7 million had been spent as of April 2, 1997. The Company recognizes these costs as they are incurred.

The Company does not believe that it will have any liability under recent emergency legislation enacted by the State of Maine to cover a significant shortfall in the Maine workers' compensation system through assessments of employers and insurers; however, there can be no assurance that the existing legislation will fully address the shortfall or that any additional measures necessary to fund the shortfall will not result in material increases in the Company's workers compensation premiums.

The Company believes that none of these matters, individually or in the aggregate, is expected to have a material adverse effect on its financial position, results of operations or cash flows.

Note 8.  Commitments and Contingencies

The Mobile, Alabama paper mill was historically operated by Scott as part of an integrated facility (including a tissue mill, a pulp mill and energy facility). In connection with the Acquisition, Warren entered into long-term (25 years initially, subject to mill closures and certain force majeure events) supply agreements with Scott for the supply of pulp and water and the treatment of effluent at the Mobile Mill. Wood pulp is supplied generally at market prices. Pulp prices are discounted due to the elimination of freight costs associated with delivering pulp to Warren's Mobile paper mill and pulp quantities are subject to minimum (170,000 to 182,400 tons per year) and maximum (220,000 to 233,400 tons per year) limits. Prices for other services to be provided by Scott are generally based upon cost. Prior to the Acquisition, Scott sold its energy facility at Mobile to Mobile Energy Services Corporation ("MESC"). In connection with the sale of the energy facility, MESC entered into a long-term agreement with Warren to provide electric power and steam to the paper mill at rates generally comparable to market tariffs, including fuel cost and capital recovery components. Scott, MESC and Warren have also entered into a long-term shared facilities and services agreement (the "Shared Facilities Agreement") with respect to medical and security services, common roads and parking areas, office space and similar items and a comprehensive master operating agreement providing for the coordination of services and integration of operations among the energy facility, the paper mill, the pulp mill and the tissue mill. Annual fees under the Shared Facilities Agreement are expected to be approximately $1.5 million per year through the 25 year term of the agreement. Warren has the option to cancel certain non-essential services covered by the Shared Services Agreement at any time prior to the end of the 25 year term.

A substantial portion of the Company's electricity requirements are satisfied through cogeneration agreements ("Power Purchase Agreements" or "Agreements") whereby the Somerset, Maine and Westbrook mills each cogenerate electricity and sell the output to Central Maine Power Company ("CMP"). The Westbrook and Somerset Agreements require CMP to purchase such energy produced by these cogeneration facilities at above market rates, which has reduced the Company's historical cost of electrical energy. The Westbrook Agreement expires
October 31, 1997 and the Somerset Agreement expires in the year 2012. The favorable pricing element of the Somerset Agreement will end on November 30, 1997. The agreements also require the mills to purchase electricity from CMP at the standard industrial tariff rate. To reflect the fair market value of the acquired Power Purchase Agreements in accordance with APB No. 16, as of the acquisition date, the Company established a deferred asset of approximately $32.3 million. This deferred asset is recorded with other contracts valued at the acquisition date as a net long-term liability. This deferred asset is being amortized over the remaining life of the favorable Power Purchase Agreements. For the three months and six months ended April 2, 1997, amortization expense related to this asset approximated $3.0 million and $6.0 million, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion is a summary of the key factors management considers necessary in reviewing the Company's results of operations, liquidity and capital resources. Forward-looking statements contained in the following discussion are expectations only and there can be no assurance that actual results will not materially differ from these expectations. This discussion should be read in conjunction with the financial statements and related notes of the Company included in this Form 10-Q, as well as the Consolidated Financial Statements and related notes included in the Warren Annual Report on Form 10-K for the fiscal year ended October 2, 1996. See "Note Regarding Forward - Looking Statements" on page 2 of this report.

Market Overview

North American supply/demand imbalances, inventory shifts and, to a lesser degree, the availability and pricing of imported products have historically caused price fluctuations in the market for coated paper. Coated free paper shipments in the segments in which the Company competes showed volume increases of 16% in the quarter ended April 2, 1997 when compared to the same quarter last year.

Coated free mill inventories, which peaked at approximately 600,000 tons in May of 1996, were reduced to 457,000 by the end of March 1997. The combination of higher industry shipments and the reduction in inventory has brought with it a stabilization in industry prices at a level about 13% below last year's January to March level. The Company's coated sales volume was up 6% over the same quarter last year. That increase is primarily due to new product introductions, which include Strobe, a new product targeted at the higher margin segment of the coated free marketplace.

For the first three months of calendar 1997, coated groundwood shipments were up 27.5% over the prior year's shipments. Operating rates in the segment are in the mid 90% range, and pricing is firming. Since coated groundwood pricing provides the floor for coated free sheet pricing, the upward trend in coated groundwood pricing is an indicator for the coated free sheet market.

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

Results of Operations

Three Months Ended April 2, 1997 Compared to Three Months Ended April 3, 1996

Sales

Sales for the three months ended April 2, 1997 were $345.7 million compared to $359.2 million for the three months ended April 3, 1996, a decrease of $13.5 million or 3.8%. The decrease was primarily due to a 9.0% decrease in average net revenue per paper ton, partially offset by a 5.7% increase in paper shipment volume during such period.

Cost of Goods Sold

Cost of goods sold for the three months ended April 2, 1997 decreased
$20.5 million, or 7.1%, to $269.1 million compared to $289.6 million for the three months ended April 3, 1996. Cost of goods sold on a per paper ton basis, adjusted for flood related accruals relating to the quarter ended
January 1, 1997, decreased to $864 per ton from $931 per ton for the corresponding prior year quarter. The decrease was primarily due to lower fiber input costs and, to a lesser extent, cost cutting efforts which resulted in lower personnel and maintenance costs and decreased material costs resulting from cost reduction initiatives.

Selling, General and Administrative Expense

Selling, general and administrative expense increased slightly from $31.8 million for the quarter ended April 3, 1996 to $33.7 million for the quarter ended April 2, 1997. This increase of 6.0% is mainly due to the addition of regional distribution centers.

Interest Expense, Taxes, and Dividends and Accretion on Warren Series B Preferred Stock

Interest expense for the three months ended April 2, 1997 was $26.6 million compared to $28.6 million for the three months ended April 3, 1996. The
$2.0 million reduction in interest expense for the comparable period was primarily due to lower levels of outstanding debt and a reduction in applicable margins on the Company's term loans. Interest expense includes the amortization of deferred financing fees.

Income tax expense was $6.9 million for the three months ended April 2, 1997 compared to $3.2 million for the corresponding period in the prior year, primarily reflecting the change in the Company's earnings level.

Six Months Ended April 2, 1997 Compared to the Six Months Ended April 3, 1996

Sales

Sales for the six months ended April 2, 1997 were $660.2 million compared to $720.5 million for the six months ended April 3, 1996, a decrease of $60.3 million or 8.4%. The decrease is primarily due to a 11.4% decrease in average net revenue per paper ton, partially offset by a 3.5% increase in paper shipment volume during such period.

Cost of Goods Sold

Cost of goods sold for the six months ended April 2, 1997 was $536.3 million compared to $577.4 million for the six months ended April 3, 1996, a decrease of $41.1 million or 7.1%. Cost of goods sold on a per paper ton basis decreased to $854 per ton from $960 per ton for the corresponding prior year period. The decrease was primarily due to lower fiber input costs and, to a lesser extent, cost cutting efforts which resulted in lower personnel and maintenance costs and decreased material costs resulting from cost reduction initiatives.

Selling, General and Administrative Expense

Selling, general and administrative expense was $66.3 million for the six months ended April 2, 1997 compared to $63.9 million for the six months ended
April 3, 1996, an increase of $2.4 million. The increase on a per paper ton basis equates to 0.2% and is insignificant.

Interest Expense, Taxes, and Dividends and Accretion on Warren Series B Preferred Stock

Interest expense for the six months ended April 2, 1997 was $51.8 million compared to $59.1 million for the six months ended April 3, 1996. The
$7.3 million reduction in interest expense was primarily due to lower levels of outstanding debt. Interest expense includes the amortization of deferred financing fees.

Income tax expense was a benefit of $1.1 million for the six months ended April 2, 1997 compared to an expense of $8.6 million for the corresponding period in the prior year, primarily reflecting the change in the Company's earnings level.

Liquidity and Capital Resources

The Company's net cash provided by operating activities was $65.7 million for the six months ended April 2, 1997 as compared to $25.1 million for the six months ended April 3, 1996. The increase is due mainly to a $56.8 million favorable swing in working capital requirements for the comparable periods, as inventories declined and accounts payable increased relative to the second fiscal quarter of the prior year, partially offset by increases in inventory and trade and other receivables.

The increase in accounts payable, accrued and other liabilities at April 2, 1997 compared to October 2, 1996 was primarily attributable to increased purchasing activity as a result of the Westbrook flood, accrued restructuring charges, and higher outstanding interest payable. The increase in other receivables is primarily attributable to the accrual of the Westbrook property damage insurance recovery, net of cash received, and increased power sales receivable.

The Company's operating working capital decreased to $68.7 million at April 2, 1997 compared to $79.8 million at October 2, 1996. Operating working capital is defined as trade accounts receivable, other receivables and inventories less accounts payable and accrued and other current liabilities. This decrease primarily resulted from an increase in accounts payable and accrued and other current liabilities offset by an increase in other receivables.

Capital expenditures for the six months ended April 2, 1997 was $25.2 million, up from $18.3 million for the six months ended April 3, 1996. Capital expenditures are estimated to approximate $70.0 million during fiscal year 1997. In addition, due to a wide variety of environmental laws and regulations, including compliance with the cluster rules, the Company anticipates that aggregate capital expenditures related to environmental compliance will approximate $90.0 million through the end of fiscal year 2000, assuming the cluster rules are adopted. The Company believes that cash generated by operations and amounts available under its revolving credit facility will be sufficient to meet its ongoing operating and capital expenditure requirements.

Net cash used in financing activities was lower during the six months ended April 2, 1997 compared to the corresponding quarter of the previous year, primarily due to the refinancing and issuance of industrial revenue bonds and differences in optional and excess cash flow prepayments made with respect to the Company's term loan facilities. The Company paid optional prepayments of its term loans equaling $ 24.0 million and $ 74.9 million during the six months ended April 2, 1997 and April 3, 1996, respectively.

Debt and Preferred Stock

At April 2, 1997, the Company's long-term debt was $861.7 million compared to $902.5 million at October 2, 1996, a decrease of $40.8 million. The current maturities of long-term debt balance of $48.6 million at April 2, 1997 primarily represents the amounts payable in June 1997 and December 1997 under the Company's term loan facilities.

Warren has a $250.0 million revolving credit facility to finance working capital needs. At April 2, 1997, Warren did not have any borrowings outstanding under this facility, resulting in an unused borrowing capacity of approximately $249.0 million, after giving effect to outstanding letters of credit, which may be used to finance working capital needs. Warren is required to pay a commitment fee, which is based on the achievement of a certain financial ratio, of between 0.375% and 0.5% per annum on the average daily unused commitment available under the revolving credit facility.

In addition, Warren had approximately $150.8 million of letters of credit outstanding under its letter of credit facility at each of April 2, 1997 and October 2, 1996. Warren pays a commission, which is based on the achievement of a certain financial ratio, of between 1.00% and 2.50% on outstanding letters of credit and an issuance fee of between 0.125% and 0.25% per annum on letters of credit issued.

On February 7, 1997, the Company amended certain provisions of the credit agreement, as discussed in the Notes to Unaudited Condensed Consolidated Financial Statements, including the interest coverage covenant, the optional prepayment terms and, in order to permit the granting of senior liens in connection with the refinancing of certain of the Company's industrial revenue bonds, the covenant restricting certain liens.

On March 5, 1997, pursuant to a loan agreement with the town of Skowhegan, Maine, the Company expanded and refinanced certain environmental and solid waste projects at its Somerset mill by redeeming or refunding revenue bonds aggregating $23.7 million, defeasing revenue bonds aggregating $4.4 million and issuing new bonds aggregating $38.1 million. The new bonds are due from 2000 to 2015 and bear interest at rates ranging from 6.65% to 8.00% per annum. The extraordinary gain resulting from the extinguishment of the original bonds, net of taxes of $0.6 million, was $0.9 million. In connection with this transaction, an outstanding letter of credit was reduced by $19.7 million. The agreement under which the $4.4 million in bonds was defeased required the Company to purchase U.S. Treasury securities to be held by a trustee in an amount that will cover the interest payments required to be paid to the holders of these bonds until the first call date on the bonds, as well as the principle due at that date. In the event that the U.S. treasury securities, together with income earned on these securities, do not cover interest and principle on the defeased bonds, the Company will be liable for such deficiency.

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

In November 1993, the EPA announced proposed regulations that would impose new air and water quality standards aimed at further reductions of pollutants from pulp and paper mills, particularly those conducting bleaching operations (generally referred to as the "cluster rules"). Although the EPA has not made any commitments, final promulgation of the cluster rules is expected to occur in 1997 and compliance with the rules may be required beginning in 2000. The Company believes that compliance with the cluster rules, if adopted as currently proposed, may require aggregate capital expenditures of approximately $76.0 million through 2000. The ultimate financial impact to the Company of compliance with the cluster rules will depend upon the nature of the final regulations, the timing of required implementation and the cost and availability of new technology. The Company also anticipates that it will incur an estimated $10.0 million to $20.0 million of capital expenditures through 1999 related to environmental compliance other than as a result of the cluster rules.

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

The Muskegon mill has had discussions with the Michigan Department of Environmental Quality ("DEQ") regarding a wastewater surge pond adjacent to the Muskegon Lake. The DNR presently is considering whether the surge pond is in compliance with Michigan Act 451 (Part 31 of the Natural Resources and Environmental Protection Act) regarding potential discharges from that pond. The matter is now subject to the results of a pending engineering investigation. There is a possibility that, as a result of DEQ requirements, the surge pond may be closed in the future. The Company estimates the cost of closure will be approximately $2.0 million. In addition, if it is necessary to replace the functional capacity of the surge pond with above-grade structures, the Company preliminarily estimates that up to an additional $8.0 million may be required for such construction costs.

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

The Company currently has a demolition project in progress at its Westbrook Facility for health and safety reasons which is expected to be completed in the year 2001. Total costs of the project are estimated to be approximately $9.0 million, of which approximately $5.7 million had been spent as of April 2, 1997. The Company recognizes these costs as they are incurred.

The Company does not believe that it will have any liability under recent emergency legislation enacted by the State of Maine to cover a significant shortfall in the Maine workers' compensation system through assessments of employers and insurers; however, there can be no assurance that the existing legislation will fully address the shortfall or that any additional measures necessary to fund the shortfall will not result in material increases in the Company's workers compensation premiums.

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

Force Majeure Events

On October 17, 1996 a fire occurred at an outside warehouse location in Muskegon, Michigan, which resulted in the loss of approximately 8,000 tons of inventory valued in excess of $6.0 million. On March 26, 1997, the Company reached an agreement with its insurance carrier pursuant to which it recovered substantially all the lost inventory value, excluding the deductible of $0.5 million.

Due to exceptionally heavy rains, the Presumpscot River flooded the Westbrook mill on October 21, 1996. The flooding resulted in the temporary closure of the mill. Damage to mill equipment has since been repaired and normal operating mill conditions have been restored. Total losses are not expected to exceed the Company's insurance coverage limits, which include both business interruption and property loss coverage. The Company had as of April 2, 1997, accrued an estimate of $44.7 million for costs to refurbish plant assets at the Westbrook facility, of which $27.5 million has been received as insurance proceeds at April 2, 1997 with the remainder, net of a deductible of $3.5 million, included in other receivables in the condensed consolidated balance sheet at April 2, 1997. In addition, the Company has accrued $9.0 million during the quarter ended April 2, 1997, representing a portion of the business interruption claim submitted for the interference caused by the Westbrook flood, which primarily took place during the quarter ended January 1, 1997.

Long-Term Contracts

The Mobile, Alabama paper mill was historically operated by Scott as part of an integrated facility (including a tissue mill, a pulp mill and energy facility). In connection with the Acquisition, Warren entered into long-term (25 years initially, subject to mill closures and certain force majeure events) supply agreements with Scott for the supply of pulp and water and the treatment of effluent at the Mobile Mill. Wood pulp is supplied generally at market prices. Pulp prices are discounted due to the elimination of freight costs associated with delivering pulp to Warren's Mobile paper mill and pulp quantities is subject to minimum (170,000 to 182,400 tons per year) and maximum (220,000 to 233,400 tons per year) limits. Prices for other services to be provided by Scott are generally be based upon cost. Prior to the Acquisition, Scott sold its energy facility at Mobile to Mobile Energy Services Corporation ("MESC").
In connection with the sale of the energy facility, MESC entered into a long-term agreement with Warren to provide electric power and steam to the paper mill at rates generally comparable to market tariffs, including fuel cost and capital recovery components. Scott, MESC and Warren have also entered into a long-term shared facilities and services agreement (the "Shared Facilities Agreement") with respect to medical and security services, common roads and parking areas, office space and similar items and a comprehensive master operating agreement providing for the coordination of services and integration of operations among the energy facility, the paper mill, the pulp mill and the tissue mill. Annual fees under the Shared Facilities Agreement are expected to be approximately $1.5 million per year through the 25 year term of the agreement. Warren has the option to cancel certain non-essential services covered by the Shared Services Agreement at any time prior to the end of the 25 year term.

A substantial portion of the Company's electricity requirements are satisfied through cogeneration agreements ("Power Purchase Agreements" or "Agreements") whereby the Somerset and Westbrook mills each cogenerate electricity and sell the output to Central Maine Power Company ("CMP"). The Westbrook and Somerset Agreements require CMP to purchase such energy produced by these cogeneration facilities at above market rates which has reduced the Company's historical cost of electrical energy. The Westbrook Agreement expires October 31, 1997 and the Somerset Agreement expires in the year 2012. The favorable pricing element of the Somerset Agreement will end on November 30, 1997. The agreements also require the mills to purchase electricity from CMP at the standard industrial tariff rate. To reflect the fair market value of the acquired Power Purchase Agreements in accordance with APB No. 16, as of the Acquisition date, the Company established a deferred asset of approximately $32.3 million. This deferred asset is recorded with other contracts valued at the Acquisition date as a net long-term liability. This deferred asset is being amortized over the remaining life of the favorable Power Purchase Agreements. For the three months and six months ended April 2, 1997 amortization expense related to this asset approximated $3 million and $6 million, respectively.

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

Control by Sappi

On November 27, 1996, Sappi Limited ("Sappi") agreed to acquire (the "Minority Acquisition"), subject to certain customary conditions, the minority common equity interests in the Company's parent SDW Holdings Corporation ("Holdings"), held by DLJ Merchant Banking Partners, L.P.; DLJ International Partners, C.V.; DLJ Offshore Partners, C.V.; DLJ Merchant Banking Funding, Inc.; DLJ First ESC L.L.C.; and UBS Capital L.L.C. (the "Sellers"). Jointly, the sellers own approximately 22% of the common equity of Holdings on a fully-diluted basis.

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

Considerations Relating to Holdings' Cash Obligations

Because Holdings has no material assets other than the outstanding common stock of Warren (all of which is pledged to the lenders under the Company's credit agreement) and all of the operations of Holdings (other than the management of its investment in Warren) are currently conducted through Warren and its subsidiaries, Holdings' ability to meet its cash obligations is dependent upon the earnings of Warren and its subsidiaries and the distribution or other provision of those earnings to Holdings. Holdings has no material indebtedness outstanding (other than advances that may be owed from time to time to Warren and guarantees in respect of indebtedness of Warren and its subsidiaries) and preferred stock, which was issued in connection with the Acquisition, is not mandatorily redeemable (except upon the occurrence of certain specified events) and provides that dividends need not be paid in cash until the year 2000. Holdings does, however, have various obligations with respect to its equity securities (including in respect of registration rights granted by Holdings) that have required and are likely to continue to require cash expenditures by Holdings. The Company believes that the credit agreement, the Indenture and the Warren Series B Preferred Stock permit Warren to pay a dividend or otherwise provide funds to Holdings to enable Holdings to meet its known cash obligations for the foreseeable future, provided that Warren meets certain conditions.
Among such conditions are that Warren maintain specified financial ratios and comply with certain financial tests.

New Accounting Pronouncement

In February 1997, the FASB issued FAS No. 128, "Earnings per Share." FAS 128, which is effective for the Company in the fiscal year 1998, establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The implementation of FAS No. 128 is not expected to have a material effect on the Company's results of operations or financial statement disclosure.

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

            Intentionally omitted. *

Item 5.     Other Information

            Intentionally omitted. *

Item 6.     Exhibits and Reports on Form 8-K

            Intentionally omitted. *



--------------------------------------------------------------------------------

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

                                    S.D. Warren Company

Date: May 16, 1997                 By: /s/TREVOR LARKAN
------------------                 --------------------------------------------
                                    Trevor Larkan
                                    Vice President (Principal Financial Officer)