Form 10-Q
period 1997-12-31
WARREN S D CO /PA/
filed 1998-02-10
CIK 935704

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10Q
                            FINANCIAL INFORMATION*

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      For the transition period from__________________ to _________________

                        Commission file number: 33-88496*
                                                ---------

                              S.D. WARREN COMPANY
             (Exact name of registrant as specified in its charter)


Pennsylvania                                                          23-2366983
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

225 Franklin Street, Boston, Massachusetts                                 02110
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (617) 423-7300
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes___  No___   Not Applicable X*
                                                                         --

------------------------
* This report is being voluntarily filed with the Securities and Exchange Commission (the "Commission") pursuant to the registrant's contractual obligations to file with the Commission all financial information that would be required to be filed on a Form 10-Q. The registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                     S.D. WARREN COMPANY AND SUBSIDIARIES
                         Form 10-Q, December 31, 1997

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company wishes to caution readers that this Report on Form 10-Q for S.D. Warren Company and subsidiaries (the "Company") contains certain "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. The words "believe," "anticipate," "intend," "estimate," "plan," "assume" and other similar expressions which are predictions of or indicate future events and future trends which do not relate to historical matters identify forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which are in some cases beyond the control of the Company and may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Certain factors that may cause such differences include but are not limited to the following: global economic and market conditions; production and capacity in the United States and Europe; production and pricing levels of pulp and paper; any major disruption in production at the Company's key facilities; alterations in trade conditions in and between the United States and other countries where the Company does business; and changes in environmental, tax and other laws and regulations. These and other factors that might cause differences between actual and anticipated results, performance, and achievements are discussed in greater detail in this Report on Form 10-Q. See also "Market Overview" under Part I, Item 2, Management's Discussion and Analysis of Results of Operations and Financial Condition.

                     S.D. WARREN COMPANY AND SUBSIDIARIES
                         Form 10-Q, December 31, 1997

                               TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION                                           PAGE NO.
                                                                        --------
Item 1. Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Operations
for the three months ended January 1, 1997 and
December 31, 1997                                                          4

Condensed Consolidated Balance Sheets at
October 1, 1997 and December 31, 1997                                      5

Condensed Consolidated Statements of Cash Flows
for the three months ended January 1, 1997 and
December 31, 1997                                                          6

Notes to Unaudited Condensed Consolidated Financial Statements             7


Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition                                12

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                 17

Item 2. Changes in Securities                                             17

Item 3. Defaults Upon Senior Securities                                   17

Item 4. Submission of Matters to a Vote of Security Holders               17

Item 5. Other Information                                                 17

Item 6. Exhibits and Reports on Form 8-K                                  17

Signature                                                                 18

                     S.D. WARREN COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in millions, except share data)
                                 (unaudited)

                                                                         THREE MONTHS ENDED   THREE MONTHS ENDED
                                                                           JANUARY 1, 1997     DECEMBER 31, 1997
                                                                         -------------------  -------------------

Sales..................................................................       $   314.5            $   343.4

Cost of goods sold.....................................................           267.2                262.4
                                                                                 ------               ------
Gross profit...........................................................            47.3                 81.0

Selling, general and administrative expense............................            32.6                 34.4

Restructuring..........................................................            10.0                  --
                                                                                 ------               ------
Income from operations.................................................             4.7                 46.6

Other income, net......................................................             0.9                  1.8

Interest expense.......................................................            25.2                 21.0
                                                                                 ------               ------
Income (loss) before income taxes and extraordinary item...............           (19.6)                27.4

Income tax expense (benefit)...........................................            (8.0)                11.1
                                                                                 ------               ------
Income (loss) before extraordinary item................................           (11.6)                16.3

Extraordinary item, net of tax.........................................            --                   (1.2)
                                                                                 ------               ------
Net income (loss)......................................................           (11.6)                15.1

Dividends and accretions on Warren Series B preferred stock............             3.6                  4.1
                                                                                 ------               ------

Net income (loss) applicable to common stockholder.....................          $(15.2)               $11.0
                                                                                 ------               ------
                                                                                 ------               ------

Earnings per common share:

  Income (loss) before extraordinary item applicable to
    common stockholder.................................................          $(0.15)               $0.12
                                                                                 ------               ------
                                                                                 ------               ------

  Net income (loss) applicable to common stockholder...................          $(0.15)               $0.11
                                                                                 ------               ------
                                                                                 ------               ------

Weighted average number of shares outstanding..........................             100                  100
                                                                                 ------               ------
                                                                                 ------               ------

See accompanying notes to unaudited condensed consolidated financial statements.

                     S.D. WARREN COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in millions)

                                                                                             DECEMBER 31,
                                                              OCTOBER 1,                         1997
                                                                 1997                         (UNAUDITED)
                                                             -----------                     ------------

                                                      ASSETS

Current assets:

  Cash and cash equivalents..............................        $180.7                          $   45.1

  Trade accounts receivable, net.........................          40.3                              30.7

  Other receivables......................................          14.8                              11.2

  Inventories............................................         163.4                             195.6

  Deferred income taxes..................................          28.3                              28.3

  Other current assets...................................           9.8                               7.0
                                                             -----------                        ------------

    Total current assets.................................         437.3                             317.9

Plant assets, net........................................         951.1                             952.4

Timber resources, net....................................          95.6                              95.7

Goodwill, net............................................          90.1                              89.1

Deferred financing fees, net.............................          35.4                              31.5

Other assets, net........................................          22.5                              22.0
                                                             -----------                        ------------

    Total assets.........................................      $1,632.0                          $1,508.6
                                                             -----------                        ------------
                                                             -----------                        ------------

                                     LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:

  Current maturities of long-term debt...................      $   27.3                          $   36.1

  Accounts payable.......................................         121.0                             121.7

  Accrued and other current liabilities..................         109.1                              99.8
                                                             -----------                        ------------

    Total current liabilities............................         257.4                             257.6
                                                             -----------                        ------------

Long-term debt:

  Term loans.............................................         251.5                             167.7

  Senior subordinated notes..............................         375.0                             375.0

  Other..................................................         113.3                             113.1
                                                             -----------                        ------------

                                                                  739.8                             655.8
                                                             -----------                        ------------

Deferred income taxes....................................          48.7                              53.2
                                                             -----------                        ------------
Other liabilities........................................         113.6                             113.3
                                                             -----------                        ------------

    Total liabilities....................................       1,159.5                           1,079.9
                                                             -----------                        ------------

Commitments and contingencies (Notes 8 and 9)

Warren Series B redeemable exchangeable preferred stock
  (liquidation value, $110.6 and $114.5, respectively)...         103.2                             107.3
                                                             -----------                        ------------

Stockholder's equity:

  Common stock...........................................          --                                 --

  Capital in excess of par value.........................         331.8                             321.4

  Retained earnings......................................          37.5                               --
                                                             -----------                        ------------

    Total stockholder's equity...........................         369.3                             321.4
                                                             -----------                        ------------

    Total liabilities and stockholder's equity...........      $1,632.0                           $1508.6
                                                             -----------                        ------------
                                                             -----------                        ------------

See accompanying notes to unaudited condensed consolidated financial statements.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in millions, unaudited)

                                                                            THREE MONTHSENDED    THREE MONTHSENDED
                                                                             JANUARY 1, 1997     DECEMBER 31, 1997
                                                                           -------------------  -------------------

Cash Flows from Operating Activities:

  Net (loss) income......................................................          $(11.6)              $ 15.1

  Adjustments to reconcile net (loss) income to net cash provided by operating activities:

    Depreciation, cost of timber harvested and amortization..............            29.5                 24.0

    Loss on force majeure event..........................................             4.8                 --

    Deferred income taxes................................................            (5.5)                 4.5

    Extraordinary item...................................................             --                   2.0

    Other................................................................            (0.1)                 0.1

  Changes in assets and liabilities:

    Trade and other accounts receivable, net.............................            26.6                 13.3

    Inventories, net.....................................................             4.0                (32.2)

    Accounts payable, and accrued and other current liabilities..........            13.3                 (8.4)

    Other assets and liabilities.........................................            (9.4)                 2.6
                                                                                   ------               ------

      Net cash provided by operating activities..........................            51.6                 21.0
                                                                                   ------               ------

Cash Flows from Investing Activities:

  Investment in plant assets and timber resources........................           (10.8)               (22.7)

  Proceeds from disposals of plant assets and timber resources...........             0.1                  0.1

  Refurbishment of fixed assets..........................................           (22.7)                 --

  Insurance proceeds on force majeure events.............................            18.1                  --

  Other investing activities.............................................             --                  (0.1)
                                                                                   ------               ------

      Net cash used in investing activities..............................           (15.3)               (22.7)
                                                                                   ------               ------

Cash Flows from Financing Activities:

  Repayments of long-term debt...........................................           (17.9)               (75.2)

  Dividend paid to Holdings..............................................             --                 (58.2)

  Other financing activities.............................................                                 (0.5)
                                                                                   ------               ------

Net cash used in financing activities....................................           (17.9)              (133.9)
                                                                                   ------               ------

Net change in cash and cash equivalents..................................            18.4               (135.6)

Cash and cash equivalents:

  Beginning of period:...................................................            49.0                180.7
                                                                                   ------               ------

  End of period..........................................................           $67.4               $ 45.1
                                                                                   ------               ------
                                                                                   ------               ------

Supplemental Cash Flow Information:

  Cash paid during the period for:

    Interest.............................................................           $32.4               $ 36.5
                                                                                   ------               ------
                                                                                   ------               ------

    Income taxes.........................................................             --                $  2.5
                                                                                   ------               ------
                                                                                   ------               ------

See accompanying notes to unaudited condensed consolidated financial statements.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements include the accounts of S.D. Warren Company and its subsidiaries ("Warren" or the "Company"). Intercompany balances and transactions have been eliminated in the preparation of the accompanying unaudited condensed consolidated financial statements.

    The Company is a direct wholly owned subsidiary of SDW Holdings Corporation ("Holdings"). Holdings is an indirect subsidiary of Sappi Limited ("Sappi").

BUSINESS

    The Company manufactures printing, publishing and specialty papers and has pulp and timberland operations vertically integrated with certain of its manufacturing facilities. Together these represent the Company's single line of business. The Company currently operates four paper mills, a sheeting facility and several distribution facilities. The Company also owns approximately 911,000 acres of timberlands in the State of Maine.

UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company's financial position and results of operations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1997. The unaudited condensed consolidated results of operations for the three months ended December 31, 1997 are not necessarily indicative of results that could be expected for a full year.

COSTS OF COMPUTER SOFTWARE DEVELOPED FOR INTERNAL USE

    The Company capitalizes direct costs of developing internal-use computer software, including costs of external materials and services, and payroll and related costs for employees directly associated with the project to the extent their time is spent directly on the project. Interest costs incurred in developing the project are also capitalized. The costs will be amortized over the useful life of the completed software. As of December 31, 1997, $3.8 million of costs have been incurred which are directly related to the Company's implementation of a company-wide integrated application system. These costs have been included in plant assets.

NOTE 2. RELATED PARTY TRANSACTIONS

    The Company sells products to certain subsidiaries of Sappi ("Affiliates"), at market prices, primarily in U.S. Dollars. These Affiliates then sell the Company's products to external customers. Proceeds from sales to Affiliates are remitted to the Company net of sales commissions. The Company sold approximately $35.5 million and $30.0 million to Affiliates and incurred fees of approximately $2.4 million and $2.1 million relating to these sales for the three months ended January 1, 1997 and December 31, 1997,

                      S.D. WARREN COMPANY AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

respectively. Trade accounts receivable from Affiliates at December 31, 1997 were approximately $23.1 million compared to $24.5 million at October 1, 1997.

Note 3. Inventories (in millions)

                                              OCTOBER 1, 1997  DECEMBER 31, 1997
                                              ---------------  -----------------

Finished products...........................     $    76.7         $    95.5

Work in process.............................          21.4              31.9

Pulp, logs and pulpwood.....................          23.9              25.1

Maintenance parts and other supplies........          41.4              43.1
                                                    ------            ------

                                                 $   163.4         $   195.6
                                                    ------            ------
                                                    ------            ------

NOTE 4. LONG-TERM DEBT

    The current maturities of long-term debt balance of $36.1 million at December 31, 1997 primarily represents the principal payments due in June and December 1998 under Warren's term loan facilities.

    In December 1997, the Company made an optional prepayment of $75.0 million on its term loans. The write-off of deferred financing fees related to the early extinguishment of this debt resulted in an extraordinary loss of $1.2 million, net of a tax benefit of $0.8 million, which was recorded during the three months ended December 31, 1997.

NOTE 5. DIVIDEND TO HOLDINGS

    On December 15, 1997, the Company paid a dividend of $58.2 million to its parent company, Holdings. In turn, Holdings used the proceeds of the dividend to redeem its 15% Senior Exchangeable Preferred Stock, including accrued and unpaid dividends. In connection with the dividend, the Company paid $0.5 million in consent fees to the holders of its 12% Senior Subordinated Notes due 2004 in exchange for their consent to the dividend transaction. The dividend and the consent fees together resulted in $48.5 million and $10.2 million charged to retained earnings and capital in excess of par, respectively.

NOTE 6. RESTRUCTURING

    In October 1996, the Company commenced a restructuring plan which resulted in a pretax charge of $10.0 million taken during the quarter ended January 1, 1997 to cover the costs related to the reduction of approximately 200 salaried positions, or approximately 14% of the Company's salaried work force. Substantially all amounts have been expended at December 31, 1997.

NOTE 7. FORCE MAJEURE EVENTS

    Due to exceptionally heavy rains, the Presumpscot River flooded the Westbrook mill on October 21, 1996. The flooding resulted in the temporary closure of the mill. Damage to mill equipment was repaired and normal operating mill conditions were restored in the quarter ended January 1, 1997. During the quarter ended January 1, 1997, the Company accrued in cost of sales a flood damage loss, net of expected insurance recoveries, of $4.8 million based on management's estimate at the time. By the end of fiscal year 1997, all flood related claims were submitted and finalized resulting in a final net flood loss of $0.6 million. In addition, subsequent to the quarter ended January 1, 1997, the Company received $11.8 million of cash proceeds related to business interruption claims. Business interruption claim recoveries were recorded as reductions to cost of sales in the second and fourth quarters of fiscal year 1997.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 8. ENVIRONMENTAL AND SAFETY MATTERS

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

    In addition to conventional pollutants, minute quantities of dioxins and other chlorinated organic compounds may be contained in the wastewater effluent of the Company's bleached kraft pulp mills in Somerset and Westbrook, Maine and Muskegon, Michigan. The most recent National Pollutant Discharge Elimination system ("NPDES") wastewater permit limits proposed by the EPA would limit dioxin discharges from the Company's Somerset and Westbrook mills to less than the level of detectability. The Company is presently meeting the EPA's proposed dioxin limits but it is not meeting the proposed limits for the other parameters (e.g., temperature) and is attempting to revise these other wastewater permit limits for its facilities. While the permit limitation at these two facilities are being challenged, the Company continues to operate under existing EPA permits in accordance with accepted administrative practice.

    The Company's Muskegon mill is involved, as one of various industrial plaintiffs, in litigation with the County of Muskegon (the "County") regarding a 1994 ordinance governing the County's industrial wastewater pre-treatment program. The lawsuit challenges, among other things, the treatment capacity availability and local effluent limit provisions of the ordinance. In July 1996, the court hearing the lawsuit rendered a decision substantially in favor of the Company and other plaintiffs, but the County has appealed the court's decision. If the Company and the other plaintiffs do not prevail in that appeal or are not successful in ongoing negotiations with the County, the Company may not be able to obtain additional treatment capacity for future expansions, and the County could impose stricter permit limits. In June 1997, the EPA sued the County for failure to implement and enforce its industrial pre-treatment operations associated with its operation of the wastewater facility. The Company is uncertain as to the effects, if any, of this action on its current dispute with the County which has raised the industrial users' contractual rights as an issue in the EPA lawsuit. Recently the group of industrial users and municipalities filed motions to intervene in the lawsuit. The imposition of currently proposed permit limits or the failure of the Muskegon lawsuit could require substantial additional expenditures, including short-term expenditures, and may lead to substantial fines for any noncompliance. In December 1997, the County notified the Company and other industrial users of its intentions to terminate their service agreements on January 1, 2000. The Company believes that under Michigan contract law, related contracts and county bond resolutions that the County does not have the authority to unilaterally terminate the service agreements.

    In November 1993, the EPA announced proposed regulations that would impose new air and water quality standards aimed at further reductions of pollutants from pulp and paper mills, particularly those conducting bleaching operations (generally referred to as the "cluster rules"). The cluster rules were signed on November 14, 1997, with compliance with the rules generally required beginning in 2001. The Company believes that environmental compliance expenditures, the bulk of which are for the cluster rules compliance, will require aggregate capital expenditures of approximately $70.0 million to $112.0 million through 2001, of which $20.0 million has already been incurred. The ultimate financial impact

                      S.D. WARREN COMPANY AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

to the Company of compliance with the cluster rules will depend upon the cost and availability of new technology.

    The Company believes that none of these matters, individually or in the aggregate, is expected to have a material adverse effect on its financial position, results of operations or cash flows.

NOTE 9. COMMITMENTS AND CONTINGENCIES

    In connection with the acquisition in December 1994 of the Company from Scott Paper Company ("Scott"), now Kimberly-Clark, Warren entered into a long-term (25 years initially, subject to mill closures and certain force majeure events) agreement with Scott for the supply of pulp at the Mobile mill. Under this agreement, pulp prices are discounted from market price which incorporates the elimination of freight costs associated with delivering pulp to Warren's Mobile paper mill, and pulp quantities are subject to minimum (170,000 to 182,400 tons per year) and maximum (220,000 to 233,400 tons per year) limits. Warren has entered into a long-term agreement to purchase electric power and steam for the Mobile mill at rates generally comparable to market tariffs, including fuel cost and capital recovery components.

    The Company's power requirements at its Somerset mill are currently satisfied through a power purchase agreement whereby the mill cogenerates electricity and sells the output to Central Maine Power ("CMP") at market rates. The CMP agreement relating to the Somerset mill also provides that the mill purchase electricity from CMP at the standard industrial tariff rate. The Somerset Agreement expires in the year 2012. Warren's long-term agreement with CMP relating to its Westbrook mill expired on October 31, 1997, and has been replaced by a short-term agreement with CMP in which the mill cogenerates electricity and sells the excess output not used by the mill to CMP at market rates. The short-term agreement for the Westbrook mill expires on April 30, 1998 and may be renewed monthly through October 1998.

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

NOTE 10. PROPOSED SALE OF BUSINESS UNIT

    Consistent with Warren's strategy to divest of noncore assets, the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") on November 18, 1997 to sell its pressure sensitive business unit located at the Westbrook mill to Spinnaker Industries, Inc. ("Spinnaker"). This business unit manufactures pressure sensitive paper products in roll form which are sold to label printers that produce products used primarily for informational labels and product identification. The sale is anticipated to close in the first calendar quarter of 1998, and is subject to the satisfaction of various conditions. The Company expects to realize a net gain from the sale. The Company has obtained consent from its lenders under its bank credit agreement to the consummation of the proposed sale. Such lenders have waived the requirement that the Company use the proceeds from the sale to pay down outstanding obligations under the credit agreement.

    In connection with the sale, the Company and Spinnaker intend to execute a Site Lease and a Site Separation and Service Agreement. Under the Site Lease, the Company will lease to Spinnaker the

                      S.D. WARREN COMPANY AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

portion of the Westbrook mill in which the pressure sensitive business is located for a term of 99 years for nominal rent. Under the Site Separation and Service Agreement, the Company will provide Spinnaker, for a limited time at predetermined costs, shipping, transportation and storage, maintenance and support, and information and administrative services. In addition, such an agreement will require the Company to supply certain raw materials, primarily bodystock, for up to one year at predetermined amounts on a per-unit basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    The following discussion is a summary of the key factors management considers necessary in reviewing the Company's results of operations, liquidity and capital resources. The Company wishes to caution readers that this discussion and analysis contains certain " forward looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which are in some cases beyond the control of the Company and may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. This discussion should be read in conjunction with the financial statements and related notes of the Company included in this Form 10-Q, as well as the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1997. See "Note Regarding Forward--Looking Statements" on Page 2 of this report.

MARKET OVERVIEW

    The market for coated paper has historically experienced price fluctuations, which are driven by North American supply/demand imbalances, inventory shifts and, to a lesser degree, the availability and relative pricing of imported paper. The exceptional increase in shipments that the industry experienced during the last half of fiscal year 1997 slowed during the first quarter of fiscal year 1998, coinciding with the lower seasonal demand. Industry shipments for the first quarter of fiscal 1998, were however, 4.1% higher than the previous year. During these three months, industry inventory of coated woodfree paper increased by 17,000 tons to 430,000 tons.

    During the first quarter of fiscal year 1998, Warren's shipments of coated woodfree paper grew by 11% over the first quarter of fiscal year 1997 indicating an increase in Warren's market share. Coated groundwood continued to ship at near capacity rates during the first two months of the quarter and this could continue to provide a price floor for coated woodfree. If this continues, the Company should be able to maintain the improved pricing achieved in the last half of fiscal year 1997.

    The uncoated and technical paper side of the business experienced a normal seasonally lower level of activity in the first quarter of fiscal year 1998 compared to the fourth quarter of fiscal year 1997. The Company continues to push higher value opportunities in order to optimize sales mix. The specialty business, consisting of pressure sensitive and release casting papers, experienced strengthened demand over the same prior year period, with a 10% increase in sales volume.

    Any failure of the industry to maintain its recovery in the future, or any prolonged or severe weakness in the market for any of the Company's products in the future, may adversely affect the Company's financial position, results of operations and cash flows. In addition, new coated paper capacity scheduled in Europe and the Far East, as well as certain machine conversions during 1997 to coated free sheet manufacture in the United States, will impact supply/demand balance and may constrain upward movement of coated prices.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

RESULTS OF OPERATIONS

    Three Months Ended December 31, 1997 Compared to Three Months Ended January 1, 1997

SALES

    Sales for the three months ended December 31, 1997 were $343.4 million compared to $314.5 million for the three months ended January 1, 1997, an increase of $28.9 million or 9.2%. The increase was primarily due to a 9.1% increase in paper shipment volume during the period. Average net revenue per paper ton for the quarter ended December 31, 1997 was virtually flat compared to the same period in the prior fiscal year.

COST OF GOODS SOLD

    Cost of goods sold for the three months ended December 31, 1997 decreased $4.8 million, or 1.8% to $262.4 million compared to $267.2 million for the three months ended January 1, 1997. Cost of goods sold on a per paper ton basis, adjusted for flood related accruals of $4.8 million in the quarter ended January 1, 1997, decreased to $811 per ton for the three months ended December 31, 1997 from $882 per ton for the corresponding prior year quarter. The decrease was primarily due to the impact of higher productivity, lower pulp costs per ton, and other cost reduction initiatives.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

    Selling, general and administrative expense increased marginally from $32.6 million for the three months ended January 1, 1997 to $34.4 million for the three months ended December 31, 1997.

EXTRAORDINARY ITEM

    In December 1997, the Company made an optional prepayment of $75.0 million on its term loans. The write-off of deferred financing fees related to the early extinguishment of this debt resulted in an extraordinary loss of $1.2 million, net of a tax benefit of $0.8 million.

INTEREST EXPENSE AND TAXES

    Interest expense for the three months ended December 31, 1997 was $21.0 million compared to $25.2 million for the three months ended January 1, 1997. The $4.2 million decrease was primarily due to the impact of lower levels of outstanding debt and lower interest rates. Interest expense includes the amortization of deferred financing fees.

    Income tax expense, excluding the $0.8 million tax benefit attributable to the extraordinary term resulting from the write-off of deferred financing fees, was $11.1 million for the three months ended December 31, 1997 compared to a benefit of $8.0 million for the corresponding period in the prior year, primarily reflecting the change in the Company's earnings level.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $21.0 million for the three months ended December 31, 1997 as compared to $51.6 million for the three months ended January 1, 1997. This decrease was largely influenced by the low level of finished goods and work-in-process inventory achieved at the end of the prior quarter which reversed during the seasonally lower demand quarter ended December 31, 1997. The higher net earnings for the quarter partially offset this cash drain.

    The Company's operating working capital was $16.0 million at December 31, 1997 compared to a deficit at October 1, 1997 of $11.6 million. Operating working capital is defined as trade accounts receivable, other receivables and inventories less accounts payable and accrued and other current liabilities. This increase primarily resulted from the increase in inventories, described in the previous paragraph, and net decreases in accounts payable and accrued and other current liabilities, offset by the impact of reductions in trade and other accounts receivables. The net decrease in accounts payable and accrued and other liabilities largely resulted from a decrease in accrued interest.

    Capital expenditures for the three months ended December 31, 1997 were $22.7 million, up from $10.8 million for the three months ended January 1, 1997. Capital expenditures are estimated to be approximately $100.0 million during fiscal year 1998. In addition, the Company believes that environmental compliance expenditures, the bulk of which are for cluster rules compliance, will aggregate approximately $70.0 million to $112.0 million through 2001, of which $20.0 million has already been incurred. The Company believes that cash generated by operations and amounts available under its revolving credit facility will be sufficient to meet its ongoing operating and capital expenditure requirements.

    Net cash used in financing activities was $133.9 million for the three months ended December 31, 1997 as compared to $17.9 million for the corresponding period of the previous year, primarily due to the optional prepayment of $75.0 million of the Company's term loans in December 1997 and the payment of a dividend of $58.2 million to the Company's parent, Holdings, on December 15, 1997. In turn, Holdings used the proceeds of the dividend to redeem its 15% Senior Exchangeable Preferred Stock, including accrued and unpaid dividends. In connection with the dividend transaction, the Company paid $0.5 million of fees to the holders of its 12% Senior Subordinated Notes due 2004 the ("Notes") in exchange for their consent to the dividend transaction.

DEBT AND PREFERRED STOCK

    At December 31, 1997, long-term debt was $655.8 million compared to $739.8 million at October 1, 1997, a decrease of $84.0 million. The current maturities of long-term debt balance of $36.1 million at December 31, 1997 primarily represents the amounts payable in June and December 1998 under the Company's term loan facilities.

    Warren has a $250.0 million revolving credit facility to finance working capital needs. At December 31, 1997, Warren did not have any borrowings outstanding under this facility, resulting in an unused borrowing capacity of approximately $239.0 million, after giving effect to outstanding letters of credit, which may be used to finance working capital needs. Warren is required to pay a commitment fee, which is based on the achievement of a certain financial ratio, of between 0.375% and 0.5% per annum on the average daily unused commitment available under the revolving credit facility.

    In addition, Warren had approximately $150.8 million of letters of credit outstanding under its letter of credit facility at December 31, 1997 and October 1, 1997. Warren pays a commission, which is based on the achievement of a certain financial ratio, of between 1.00% and 2.50% on outstanding letters of credit and an issuance fee of between 0.125% and 0.25% per annum on letters of credit issued.

FORCE MAJEURE EVENTS

    Due to exceptionally heavy rains, the Presumpscot River flooded the Westbrook mill on October 21, 1996. The flooding resulted in the temporary closure of the mill. Damage to mill equipment was repaired and normal operating mill conditions were restored in the quarter ending January 1, 1997. During the quarter ended January 1, 1997, the Company accrued a flood damage loss, net of expected insurance recoveries, of $4.8 million based on management's estimate at the time. As of January 1, 1997, the Company had accrued an estimate of $44.7 million for costs to refurbish plant assets at the Westbrook facility, of which $18.1 million had been received as insurance proceeds at January 1, 1997 with the remainder, net of a deductible of $3.5 million, included in other receivables in the condensed consolidated balance sheet at January 1, 1997. By the end of fiscal year 1997, all flood related claims were submitted and finalized resulting in a final net flood loss of $0.6 million. In addition, subsequent to the quarter ended January 1, 1997, the Company received $11.8 million in cash proceeds related to business interruption claims. Business interruption claim recoveries were recorded as reductions to cost of sales in the second and fourth quarters of fiscal year 1997.

ENVIRONMENTAL AND SAFETY MATTERS

    The Company is subject to a wide variety of environmental laws and regulations relating to, among other matters, air emissions, wastewater discharges, past and present landfill operations and hazardous waste management. See Note 8 -Environmental and Safety Matters to the Condensed Consolidated Financial Statements included in this Form 10-Q for a discussion of these matters.

LABOR RELATIONS

    By early February 1997, the Company had reached a settlement on a new six-year labor agreement with its three major Somerset, Maine mill unions. The ratified contract reflects more flexible work rule provisions and a 3.0% annual wage increase for the term of the agreement. By October 1, 1997 and by November 20, 1997, the Company had reached settlements with both of its unions at Westbrook and both of its unions at the Mobile mill, respectively, with the unions in each case ratifying new five and six year agreements with more flexible work rule provisions. The Company's contracts with the two unions at the Muskegon mill expire in June 1998. The Company has experienced no work stoppage in the U.S. in the past eight years and believes that its relationship with its employees is satisfactory.

LONG-TERM CONTRACTS

    See Note 9--Commitments and Contingencies to the Condensed Consolidated Financial Statements included in this Form 10-Q for a discussion of certain long-term contracts.

PROPOSED SALE OF BUSINESS UNIT

    Consistent with Warren's strategy to divest of noncore assets, the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") on November 18, 1997 to sell its pressure sensitive business unit located at the Westbrook mill to Spinnaker Industries, Inc. ("Spinnaker"). This business unit manufactures pressure sensitive paper products in roll form which are sold to label printers that produce products used primarily for informational labels and product identification. The sale is anticipated to close in the first calendar quarter of 1998, and is subject to the satisfaction of various conditions. The Company expects to realize a net gain from the sale. The Company has obtained consent from its lenders under its bank credit agreement to the consummation of the proposed sale. Such lenders have waived the requirement that the Company use the proceeds from the sale to pay down outstanding obligations under the credit agreement.

    In connection with the sale, the Company and Spinnaker intend to execute a Site Lease and a Site Separation and Service Agreement. Under the Site Lease, the Company will lease to Spinnaker the portion of the Westbrook mill in which the pressure sensitive business is located for a term of 99 years for nominal rent. Under the Site Separation and Service Agreement, the Company will provide Spinnaker, for a limited time at predetermined costs, shipping, transportation and storage, maintenance and support, and information and administrative services. In addition, such an agreement will require the Company to supply certain raw materials, primarily bodystock, for up to one year at predetermined amounts on a per-unit basis.

CONTROL BY SAPPI

The Company is a wholly owned subsidiary of Holdings. Sappi Limited owns 100% of the issued and outstanding voting common stock and 75.07% of the common equity of Holdings in form of Holdings Class A Common Stock. Heritage Springer Limited, a British Virgin Islands company, owns the remaining 24.93% of the common equity of Holdings in the form of Holdings non-voting, convertible Class B Common Stock.

CONSIDERATIONS RELATING TO HOLDINGS' CASH OBLIGATIONS

    Because Holdings has no material assets other than the outstanding common stock of Warren (all of which is pledged to the lenders under the Company's credit agreement) and all of the operations of Holdings (other than the management of its investment in Warren) are currently conducted through Warren and its subsidiaries, Holdings' ability to meet its cash obligations is dependent upon the earnings of Warren and its subsidiaries and the distribution or other provision of those earnings to Holdings. Holdings has no material indebtedness outstanding (other than advances that may be owed from time to time to Warren and guarantees in respect of indebtedness of Warren and its subsidiaries). Holdings does, however, have various obligations with respect to its equity securities (including in respect of registration rights granted by Holdings) that have required and are likely to continue to require cash expenditures by Holdings. The Company believes that the credit agreement, the Indenture governing the Notes and the Warren Series B Preferred Stock permit Warren to pay a dividend or otherwise provide funds to Holdings to enable Holdings to meet its known cash obligations for the foreseeable future, provided that Warren meets certain conditions. Among such conditions are that Warren maintain specified financial ratios and comply with certain financial tests.

PART II--OTHER INFORMATION

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

------------------------

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


                                   S.D. Warren Company

Date: February 9, 1998             By: /s/ TREVOR LARKAN
                                   --------------------------------------------
                                   Trevor Larkan
                                   Vice President (Principal Financial Officer)