Form 10-Q
period 1998-04-01
WARREN S D CO /PA/
filed 1998-05-13
CIK 935704

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        FORM 10-Q FINANCIAL INFORMATION*

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 1, 1998

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

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            Form 10-Q, April 1, 1998

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

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            Form 10-Q, April 1, 1998

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                            PAGE NO.
Item 1.  Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Operations for the three months ended
 April 2, 1997 and April 1, 1998                                                              4

Condensed Consolidated Statements of Operations for the six months ended
 April 2, 1997 and April 1, 1998                                                              5

Condensed Consolidated Balance Sheets at October 1, 1997 and April 1, 1998                    6

Condensed Consolidated Statements of Cash Flows for  the six months ended
 April 2, 1997 and April 1, 1998                                                              7

Notes to Unaudited Condensed Consolidated Financial Statements                                8

Item 2.  Management's Discussion and Analysis of Results of Operations
 and Financial Condition                                                                     15



PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                                                 22

Item 2.    Changes in Securities                                                             22

Item 3.    Defaults Upon Senior Securities                                                   22

Item 4.    Submission of Matters to a Vote of Security Holders                               22

Item 5.    Other Information                                                                 22

Item 6.    Exhibits and Reports on Form 8-K                                                  22

Signature                                                                                    23


                      S.D. WARREN COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in millions, except share data)
                                   (unaudited)

                                                                    Three Months Ended           Three Months Ended
                                                                      April 2, 1997                April 1, 1998
                                                                    ------------------           ------------------
Sales                                                                    $  345.7                    $   376.1
Cost of goods sold                                                          269.1                        291.1
                                                                       ------------                  -----------
Gross profit                                                                 76.6                         85.0
Selling, general and administrative expense                                  33.7                         35.0
                                                                       ------------                  -----------
Income from operations                                                       42.9                         50.0
Gain on sale of pressure sensitive business                                   --                          30.9
Other income, net                                                             1.1                          1.0
Interest expense                                                             26.6                         19.2
                                                                       ------------                  -----------
Income before income taxes and extraordinary items                           17.4                         62.7
Income tax expense                                                            6.9                         25.8
                                                                       ------------                  -----------
Income before extraordinary items                                            10.5                         36.9
Extraordinary items, net of tax                                               0.9                         (0.3)
                                                                       ------------                  -----------
Net income                                                                   11.4                         36.6
Dividends and accretions on Warren Series B preferred stock
                                                                              3.8                          4.2
                                                                       ------------                  -----------
Net income applicable to common stockholder                            $      7.6                    $    32.4
                                                                       ------------                  -----------
                                                                       ------------                  -----------
Earnings per common share:
    Income before extraordinary items applicable to
       common stockholder                                              $     0.07                    $    0.33
                                                                       ------------                  -----------
                                                                       ------------                  -----------
   Net income applicable to common stockholder                         $     0.08                    $    0.32
                                                                       ------------                  -----------
                                                                       ------------                  -----------
Weighted average number of shares outstanding                                 100                          100
                                                                       ------------                  -----------
                                                                       ------------                  -----------

See accompanying notes to unaudited condensed consolidated financial statements.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in millions, except share data)
                                   (unaudited)

                                                                     Six Months Ended               Six Months Ended
                                                                      April 2, 1997                   April 1, 1998
                                                                    ------------------              ------------------
Sales                                                                  $    660.2                     $    719.5
Cost of goods sold                                                          536.3                          553.6
                                                                       --------------                 --------------
Gross profit                                                                123.9                          165.9
Selling, general and administrative expense                                  66.3                           69.5
Restructuring                                                                10.0                          -
                                                                       --------------                 --------------
Income from operations                                                       47.6                           96.4
Gain on sale of pressure sensitive business                                   --                            30.9
Other income, net
                                                                              2.0                            2.8
Interest expense                                                             51.8                           40.1
                                                                       --------------                 --------------
Income (loss) before income taxes and extraordinary items                   (2.2)                           90.0
Income tax expense (benefit)                                                (1.1)                           36.8
                                                                       --------------                 --------------
Income (loss) before extraordinary items                                    (1.1)                           53.2
Extraordinary items, net of tax
                                                                              0.9                           (1.5)
                                                                       --------------                 --------------
Net income (loss)                                                           (0.2)                           51.7
Dividends and accretions on Warren Series B preferred stock                   7.4                            8.3
                                                                       --------------                 --------------
Net income (loss) applicable to common stockholder                     $     (7.6)                    $     43.4
                                                                       --------------                 --------------
                                                                       --------------                 --------------
Earnings per common share:
    Income (loss) before extraordinary items applicable to
       common stockholder                                              $    (0.09)                    $     0.45
                                                                       --------------                 --------------
                                                                       --------------                 --------------
   Net income (loss) applicable to common stockholder                  $    (0.08)                    $     0.43
                                                                       --------------                 --------------
                                                                       --------------                 --------------
Weighted average number of shares outstanding                                 100                            100
                                                                       --------------                 --------------
                                                                       --------------                 --------------


See accompanying notes to unaudited condensed consolidated financial statements.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in millions)

                                                                                  October 1,              April 1,
                                                                                    1997                    1998
                                                                                                         (unaudited)
                                                                              -----------------        ----------------
                                     ASSETS
Current assets:
      Cash and cash equivalents                                                $      180.7                 $   77.5
      Trade accounts receivable, net                                                   40.3                     41.5
      Other receivables                                                                14.8                     20.2
      Inventories                                                                     163.4                    194.0
      Deferred income taxes                                                            28.3                     28.3
      Other current assets                                                              9.8                     13.1
                                                                              -----------------        ----------------
         Total current assets                                                         437.3                    374.6
Plant assets, net                                                                     951.1                    954.2
Timber resources, net                                                                  95.6                     95.5
Goodwill, net                                                                          90.1                     86.3
Deferred financing fees, net                                                           35.4                     30.7
Other assets, net                                                                      22.5                     20.3
                                                                              -----------------        ----------------
         Total assets                                                           $   1,632.0               $  1,561.6
                                                                              -----------------        ----------------
                                                                              -----------------        ----------------

                      LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
      Current maturities of long-term debt                                     $       27.3              $      47.5
      Accounts payable                                                                121.0                    118.1
      Accrued and other current liabilities                                           109.1                    124.1
                                                                              -----------------        ----------------
         Total current liabilities                                                    257.4                    289.7
                                                                              -----------------        ----------------
Long-term debt:
      Term loans                                                                      251.5                    145.0
      Senior subordinated notes                                                       375.0                    375.0
      Other                                                                           113.3                    113.2
                                                                              -----------------        ----------------
                                                                                      739.8                    633.2
                                                                              -----------------        ----------------
Deferred income taxes                                                                  48.7                     60.7
                                                                              -----------------        ----------------
Other liabilities                                                                     113.6                    112.7
                                                                              -----------------        ----------------
         Total liabilities                                                          1,159.5                  1,096.3
                                                                              -----------------        ----------------
Commitments and contingencies (Notes 9 and 10)
Warren Series B redeemable exchangeable preferred stock (liquidation
  value, $110.6 and $118.5, respectively)                                             103.2                    111.5
                                                                              -----------------        ----------------
Stockholder's equity:
      Common stock                                                                     --                       --
      Capital in excess of par value                                                  331.8                    321.4
      Retained earnings                                                                37.5                     32.4
                                                                              ----------------         -----------------
         Total stockholder's equity                                                   369.3                    353.8
                                                                              ----------------         -----------------
                                                                              ----------------         -----------------
         Total liabilities and stockholder's equity                           $     1,632.0            $     1,561.6
                                                                              ----------------         -----------------
                                                                              ----------------         -----------------


See accompanying notes to unaudited condensed consolidated financial statements.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in millions, unaudited)

                                                                        Six Months                      Six Months
                                                                           Ended                           Ended
                                                                       April 2, 1997                   April 1, 1998
                                                                       -------------                   -------------
Cash Flows from Operating Activities:
    Net (loss) income                                                         $(0.2)                     $51.7
    Adjustments to reconcile net (loss) income to net cash provided by operating activities:
       Depreciation, cost of timber harvested and amortization                 59.5                       45.5
       Loss on force majeure event                                              7.5                        --
       Deferred income taxes                                                   (1.3)                      12.0
       Extraordinary item                                                      (1.5)                       2.5
       Gain on sale of pressure sensitive business                              --                       (30.9)
       Other                                                                   (0.1)                       0.1
    Changes in assets and liabilities:
       Trade and other accounts receivable, net                                (8.4)                      (3.7)
       Inventories, net                                                       (17.6)                     (40.2)
       Accounts payable, and accrued and other current liabilities             40.2                       10.3
 Other assets and liabilities                                                  (7.5)                      (2.1)
                                                                         -------------                -------------
         Net cash provided by operating activities                             70.6                       45.2
                                                                         -------------                -------------
Cash Flows from Investing Activities:
    Investment in plant assets and timber resources                           (25.2)                     (46.4)
    Proceeds from disposals of plant assets and timber resources                0.1                        0.1
    Proceeds from sale of pressure sensitive business                           --                        44.8
    Refurbishment of fixed assets                                             (37.5)                       --
    Insurance proceeds on force majeure events                                 27.5                        --
     Other investing activities                                                 --                        (0.4)
                                                                         -------------                -------------
         Net cash used in investing activities                                (35.1)                      (1.9)
                                                                         -------------                -------------
Cash Flows from Financing Activities:
    Repayments of long-term debt                                              (75.1)                     (86.4)
    Issuance of debt                                                           38.1                        --
    Dividend paid to Holdings                                                   --                       (58.2)
     Other financing activities                                                (0.7)                      (1.9)
                                                                         -------------                -------------
Net cash used in financing activities                                         (37.7)                    (146.5)
                                                                         -------------                -------------
Net change in cash and cash equivalents                                        (2.2)                    (103.2)
Cash and cash equivalents:
   Beginning of period:                                                        49.0                      180.7
                                                                         -------------                -------------

   End of period                                                            $  46.8                     $ 77.5
                                                                         -------------                -------------
                                                                         -------------                -------------
Supplemental Cash Flow Information:
   Cash paid during the period for:
      Interest                                                              $  40.9                    $  45.7
                                                                         -------------                -------------
                                                                         -------------                -------------
      Income taxes                                                           $  0.1                     $ 15.9
                                                                         -------------                -------------
                                                                         -------------                -------------


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

Sappi Reorganization

On April 27, 1998, Sappi announced the integration of Warren and Sappi's four international fine papers operations (KNP Leykam, Hannover Papier, Sappi U.K.'s Blackburn mill and Sappi Fine Papers in South Africa) to create Sappi Fine Paper plc. The Sappi Fine Paper division will have a corporate head office in London. The purpose of the reorganization is to focus on Sappi's main business sectors, fine paper and forest products. Warren products are being marketed under the name of Sappi Fine Paper North America. The legal entities of Holdings, Warren and Warren's subsidiaries continue to remain in existence.

Unaudited Interim Condensed Consolidated Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company's financial position and results of operations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1997. The unaudited condensed consolidated results of operations for the three and six months ended April 1, 1998 are not necessarily indicative of results that could be expected for a full year.

Costs of Computer Software Developed for Internal Use

The Company capitalizes direct costs of developing internal-use computer software, including costs of external materials and services, and payroll and related costs for employees directly associated with the project to the extent their time is spent directly on the project. The costs will be amortized over the useful life of the completed software. As of April 1, 1998, $5.9 million of costs have been incurred which are directly related to

                      S.D. WARREN COMPANY AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements


the Company's implementation of a company-wide integrated application system. These costs have been included in plant assets.

Note 2.    Related Party Transactions

During the three and six months ended April 1, 1998, the Company sold products to certain subsidiaries of Sappi ("Affiliates"), at market prices, primarily in U.S. Dollars. These Affiliates then sold the Company's products to external customers. Proceeds from sales to Affiliates are remitted to the Company net of sales commissions. Sales, net of commissions, were $32.2 million and $62.2 million for the three and six months ended April 1, 1998. Commissions, relating to these net sales were $2.2 million and $4.3 million, for the respective periods. Similar net sales for the corresponding periods in the prior year were $35.3 million and $66.2 million, respectively. Trade accounts receivable from Affiliates at April 1, 1998 were approximately $23.6 million compared to $24.5 million at October 1, 1997.

Note 3.     Inventories (in millions)

                                                October 1, 1997             April 1, 1998
                                                ---------------             -------------
Finished products                                    $ 76.7                    $ 96.6
Work in process                                        21.4                      31.6
Pulp, logs and pulpwood                                23.9                      26.1
Maintenance parts and other supplies                   41.4                      39.7
                                                ---------------             -------------
                                                    $ 163.4                   $ 194.0
                                                ---------------             -------------
                                                ---------------             -------------

Note 4.    Long-Term Debt

Modification of Credit Agreement

On March 6, 1998, Holdings and Warren modified Warren's credit arrangement with a group of domestic and international lenders by refinancing the $196.3 million aggregate balance outstanding under Warren's Tranche A and Tranche B term loans, and entering into the Second Amended and Restated Credit Agreement (the "Modified Agreement"). The Modified Agreement consists of (1) a seven-year amortizing Term Loan, originally in an aggregate amount of $185.0 million, (2) a $250.0 million Revolving Credit Facility and (3) a $150.8 million Letter of Credit Facility (together collectively referred to herein as the "Credit Facilities"). The write-off of deferred financing fees relating to the $11.3 million repayment of long-term debt pursuant to the modification resulted in an extraordinary loss of $0.3 million, net of a tax benefit of $0.2 million, which was recorded in the three months ended April 1, 1998.

Loans under the Modified Agreement bear interest at a rate equal to, at the Company's option, (1) the ABR Rate plus the Applicable Margin ("ABR Loans") or
(2) the Eurodollar Rate (adjusted for reserves) for the respective interest period plus the Applicable Margin ("Eurodollar Loans"). Applicable Margin means a percentage annum rate until June 30, 1998 of 1.25% in the case of Eurodollar Loans and 0.25% in the case of ABR Loans. Thereafter, the Applicable Margin shall range (a) in the case of ABR Loans, from 0% to 1.00% and (b) in the case of Eurodollar loans, from 0.75% to 2.00%, in each case determined

                      S.D. WARREN COMPANY AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements


by the Company's achievement of a certain financial ratio determined from the most recent financial statements of the Company calculated as of the last day of each fiscal quarter on a rolling four quarters basis. ABR Rate means the highest of (1) the prime rate, (2) the secondary market rate for three month certificates of deposit (adjusted for reserves) plus 1.00% and (3) the federal funds rate in effect from time to time plus 0.5%.

Term Loan

After giving effect to the optional prepayment in April 1998 as discussed below, the Term Loan is payable in semi-annual installments beginning in September 1999 with a final maturity in March 2005. At April 1, 1998, the Term Loan was a Eurodollar loan with a weighted average interest rate of 6.95%.

Warren is required to prepay the Term Loan with (1) 50% of the net proceeds of certain aggregate asset sales in excess of $50.0 million and (2) 100% of the net proceeds of incurrences of indebtedness. Warren is also required to prepay the Term Loan annually in an amount equal to 50% of the Excess Cash Flow (as defined) of Warren and its subsidiaries for the prior fiscal year, provided that the Company will not be required to make any prepayments if it achieves a certain financial ratio.

Revolving Credit Facility

Under the Revolving Credit Facility, which expires in March 2005, Warren can borrow up to $250.0 million. In addition, $75.0 million of the Revolving Credit Facility is available to Warren for letters of credit. At April 1, 1998, $11.0 million, of the Revolving Credit facility was utilized to guarantee the issuance of letters of credit. In addition, Warren pays a quarterly commitment fee between 0.20% and 0.50% per annum on the unused portion of the Revolving Credit facility based on the achievement of a certain financial ratio. At April 1, 1998 the commitment fee percentage was 0.25%.

Letter of Credit Facility

In addition, Warren had approximately $150.8 million of letters of credit outstanding under the Letter of Credit Facility at April 1, 1998 and October 1, 1997. Warren pays a commission, which is based on the achievement of a certain financial ratio, of between 0.75% and 2.00% on outstanding letters of credit and an issuance fee of between 0.125% per annum on letters of credit issued.

Other Remaining Terms

Other significant terms of the credit arrangement pursuant to the Modified Agreement, including restrictive covenants and security interests are similar to the terms of Warren's prior credit arrangement.

Optional Prepayments

In December 1997 and April 1998, Warren made optional prepayments on its Tranche A and Tranche B term loans and its term loan under the Modified Agreement for aggregate amounts of $75.0 million and

                      S.D. WARREN COMPANY AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements


$40.0 million, respectively. The write-off of deferred financing fees related to the early extinguishment of debt in December 1997 resulted in an extraordinary loss of $1.2 million (net of a tax benefit of $0.8 million), which was recorded in the three months ended December 31, 1997. The write-off of deferred financing fees related to the early extinguishment of debt in April 1998 was not significant.

Revenue Bond Refinancing

On March 5, 1997, pursuant to a loan agreement with the Town of Skowhegan, Maine, the Company expanded and refinanced certain environmental and solid waste projects at its Somerset, Maine mill by redeeming, refunding or defeasing revenue bonds aggregating $28.1 million, and issuing new bonds aggregating $38.1 million. The extraordinary gain resulting from the original bonds, net of taxes of $0.6 million, was $0.9 million.

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

Note 6.    Restructuring

In October 1996, the Company commenced a restructuring plan which resulted in a pretax charge of $10.0 million taken during the quarter ended January 1, 1997 to cover the costs related to the reduction of approximately 200 salaried positions, or approximately 14% of the Company's salaried work force. Substantially all amounts have been expended at April 1, 1998.

Note 7.    Sale of Business Unit

In May 1997, the chairman of Sappi announced that Sappi was evaluating the sale of non-core assets throughout the Sappi group. Consequently, Warren is in the process of investigating the sale or monetization of businesses not within its main area of focus. Consistent with this strategy, on March 18, 1998, the Company sold its pressure sensitive business unit located at the Westbrook mill to Spinnaker Industries, Inc. ("Spinnaker"). This business unit manufactures pressure sensitive paper products in roll form which are sold to label printers that produce products used primarily for informational labels and product identification. Proceeds of the sale consisted of $44.8 million of cash and a subordinated note (the "Note") from Spinnaker for $7.0 million. On March 31, 1998, the Company sold the Note to a third party for $6.7 million which was received in cash on May 1, 1998. The Company recognized a pretax gain from the sale of the business unit (net of the loss on the sale of the Note) of $30.9 million. Sales of the pressure sensitive business unit included in the accompanying statements of operations for the six-month periods ended April 1, 1998 and April 2, 1997 were approximately $34.0 million and $29.0 million, respectively.

In connection with the sale, the Company and Spinnaker executed a Site Lease and a Site Separation and Service Agreement. Under the Site Lease, the Company leases to Spinnaker the portion of the Westbrook mill in which the pressure sensitive business is located for a term of 99 years for nominal rent. Under the Site Separation and Service Agreement, the Company will provide Spinnaker, for a limited time at predetermined costs, shipping, transportation and storage, maintenance and support, and information and administrative services, which in the aggregate approximate market rates.
In addition, the agreement requires the Company to supply certain raw materials primarily bodystock, for up to one year at predetermined amounts on a per-unit basis.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements

Note 8. Force Majeure Events

Due to exceptionally heavy rains, the Presumpscot River flooded the Westbrook mill on October 21, 1996. The flooding resulted in the temporary closure of the mill. Damage to mill equipment was repaired and normal operating mill conditions were restored in the quarter ended January 1, 1997. As of April 2, 1997, the Company had accrued in cost of sales a flood damage loss, net of expected insurance recoveries, of $7.5 million, based on management's estimate at the time. By the end of fiscal year 1997, all flood related claims were submitted and finalized resulting in a final net flood loss of $0.6 million. In addition, the Company received $11.8 million of cash proceeds related to business interruption claims. Business interruption claim recoveries of $9.0 million and $2.8 million were recorded as reductions to cost of sales in the second and fourth quarters of fiscal year 1997, respectively.

Note 9.    Environmental and Safety Matters

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

In addition to conventional pollutants, minute quantities of dioxins and other chlorinated organic compounds may be contained in the wastewater effluent of the Company's bleached kraft pulp mills in Somerset and Westbrook, Maine and Muskegon, Michigan. The most recent National Pollutant Discharge Elimination system ("NPDES") wastewater permit limits proposed by the EPA would limit dioxin discharges from the Company's Somerset and Westbrook mills to less than the level of detectability. The Company is presently meeting the EPA's proposed dioxin limits, but it is not meeting the proposed limits for the other parameters (e.g., temperature) and is attempting to revise these other wastewater permit limits for its facilities. While the permit limitation at these two facilities are being challenged, the Company continues to operate under existing EPA permits in accordance with accepted administrative practice.

The Company's Muskegon mill is involved, as one of various industrial plaintiffs, in litigation with the County of Muskegon (the "County") regarding a 1994 ordinance governing the County's industrial wastewater pre-treatment program. The lawsuit challenges, among other things, the treatment capacity availability and local effluent limit provisions of the ordinance. In July 1996, the court hearing the lawsuit rendered a decision substantially in favor of the Company and other plaintiffs, but the County has appealed the court's decision. If the Company and the other plaintiffs do not prevail in that appeal or are not successful in ongoing negotiations with the County, the Company may not be able to obtain additional treatment capacity for future expansions, and the County could impose stricter permit limits. In June 1997, the EPA sued the County for failure to implement and enforce its industrial pre-treatment operations associated with its operation of the wastewater facility. The Company is uncertain as to the

                      S.D. WARREN COMPANY AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements


effects, if any, of this action on its current dispute with the County which has raised the industrial users' contractual rights as an issue in the EPA lawsuit. The group of industrial users and municipalities intervened in the lawsuit. The imposition of currently proposed permit limits or the failure of the Muskegon lawsuit could require substantial additional expenditures, including short-term expenditures, and may lead to substantial fines for any noncompliance. In December 1997, the County notified the Company and other industrial users of its intentions to terminate their service agreements on January 1, 2000. The Company believes that under Michigan contract law, related contracts and county bond resolutions that the County does not have the authority to unilaterally terminate the service agreements.

In November 1993, the EPA announced proposed regulations that would impose new air and water quality standards aimed at further reductions of pollutants from pulp and paper mills, particularly those conducting bleaching operations (generally referred to as the "cluster rules"). The cluster rules were signed on November 14, 1997 and published on April 15, 1998, with compliance with the rules generally required beginning in 2001. The Company believes that environmental compliance expenditures, the bulk of which are for the cluster rules compliance, will require aggregate capital expenditures of approximately $70.0 million to $112.0 million through 2001, of which $20.0 million has already been incurred. The ultimate financial impact to the Company of compliance with the cluster rules will depend upon the cost and availability of new technology.

The Company believes that none of these matters, individually or in the aggregate, is expected to have a material adverse effect on its financial position, results of operations or cash flows.

Note 10.   Commitments and Contingencies

On May 4, 1998, the Company announced an agreement with Kimberly-Clark to terminate effective September 1, 1999, a long-term pulp supply contract for pulp produced at Kimberly-Clark's Mobile, Alabama pulp mill and consumed at the Company's Mobile paper mill. The Company entered into the contract with Kimberly-Clark's predecessor, Scott Paper Company ("Scott") at the time of Warren's acquisition by Sappi from Scott. The cancellation of the pulp contract is expected potentially to benefit the Company's paper making operations by providing for increased flexibility in procuring fiber from competitive global market sources. In addition, the Company believes the contract cancellation will allow for improved paper machine scheduling efficiencies and product mix. The Company does not expect the cancellation of the pulp contract to impact its earnings. Warren has in place a long-term agreement to purchase electric power and steam for the Mobile mill at rates generally comparable to market tariffs, including fuel cost and capital recovery components.

The Company's power requirements at its Somerset mill are currently satisfied through a power purchase agreement whereby the mill cogenerates electricity and sells the output to Central Maine Power ("CMP") at market rates. The CMP agreement relating to the Somerset mill also provides that the mill purchase electricity from CMP at the standard industrial tariff rate. The Somerset Agreement expires in the year 2012. Warren's long-term agreement with CMP relating to its Westbrook mill expired on October 31, 1997, and has been replaced by a short-term agreement with CMP in which the mill cogenerates electricity and sells the excess output not used by the mill to CMP at market rates. The short-term agreement for the Westbrook mill expires on October 31, 1998.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion is a summary of the key factors management considers necessary in reviewing the Company's results of operations, liquidity and capital resources. The Company wishes to caution readers that this discussion and analysis contains certain "forward looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which are in some cases beyond the control of the Company and may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. This discussion should be read in conjunction with the financial statements and related notes of the Company included in this Form 10-Q, as well as the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1997. See "Note Regarding Forward - Looking Statements" on Page 2 of this report.

Sappi Reorganization

On April 27, 1998, Sappi announced the integration of Warren and Sappi's four international fine papers operations (KNP Leykam, Hannover Papier, Sappi U.K.'s Blackburn mill and Sappi Fine Papers in South Africa) to create Sappi Fine Paper plc. The Sappi Fine Paper division will have a corporate head office in London. The purpose of the reorganization is to focus on Sappi's main business sectors, fine paper and forest products. Warren products are being marketed under the name of Sappi Fine Paper North America. The legal entities of Holdings, Warren and Warren's Subsidiaries continue to remain in existence.

Market Overview

The market for coated paper has historically experienced price fluctuations, which are driven by North American supply/demand imbalances, inventory shifts and, to a lesser degree, the availability and relative pricing of imported paper. The exceptional increase in shipments that the industry experienced during the last half of fiscal year 1997 slowed during the first six months of fiscal year 1998, coinciding with the lower seasonal demand. Industry shipments for the first six months of fiscal year 1998 increased 3.0% over the previous year. During these six months, industry inventory of coated woodfree paper increased by 89,000 tons to 503,000 tons.

During the first six months of fiscal year 1998, Warren's shipments of coated woodfree paper grew by 11% over the first six months of fiscal year 1997 indicating an increase in Warren's market share. Coated groundwood continued to ship at or near capacity rates during the first six months of the year, and this could continue to provide a price floor for coated woodfree. If this continues, the Company should be able to maintain the improved pricing achieved in the last half of fiscal year 1997.

The uncoated free sheet market grew a combined 1.6% in the first six months of fiscal 1998 versus the same time period one year ago. This growth, however, was driven by a strong fiscal first quarter, and masks a decline in the market of 2.3% in the three months ended April 1, 1998. The high value products for the Company's uncoated business are virtually flat compared with the same period in the prior year, despite the challenges within the market. The business continues to seek out more opportunities to positively impact product sales mix. Release casting papers experienced strengthened demand over the quarter ended April 2, 1997 and six months ended April 2, 1997 with a significant increase in sales volume during the quarter supported by the installation of a new coater.

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

Results of Operations

Three Months Ended April 1, 1998 Compared to Three Months Ended April 2, 1997

Sales

Sales for the three months ended April 1, 1998 were $376.1 million compared to $345.7 million for the three months ended April 2, 1997, an increase of $30.4 million or 8.8%. The increase was primarily due to a 7.4% increase in paper shipment volume during the period. Average net revenue per paper ton for the quarter ended April 1, 1998 was 1.3% higher compared to the same period in the prior fiscal year.

Cost of Goods Sold

Cost of goods sold for the three months ended April 1, 1998 increased $22.0 million, or 8.2% to $291.1 million compared to $269.1 million for the three months ended April 2, 1997. Cost of goods sold on a per paper ton basis, adjusted for flood related accruals in the quarter ended April 2, 1997, decreased to $830 per ton for the three months ended April 1, 1998 from $835 per ton for the corresponding prior year quarter. The decrease was primarily due to the impact of higher productivity, lower pulp costs per ton, and other cost reduction initiatives.

Selling, General and Administrative Expense

Selling, general and administrative expense increased from $33.7 million for the three months ended April 2, 1997 to $35.0 million for the three months ended April 1, 1998. This increase was largely due to costs associated with bringing computer systems into compliance with year 2000 requirements.

Extraordinary Items

Extraordinary items for the three months ended April 1, 1998 includes the extraordinary loss resulting from the $0.3 million (net of a tax benefit of $0.2 million) write-off of deferred financing fees related to the $11.3 million repayment of long-term debt pursuant to the modification of the Company's credit arrangement.

Interest Expense and Taxes

Interest expense for the three months ended April 1, 1998 was $19.2 million compared to $26.6 million for the three months ended April 2, 1997. The $7.4 million decrease was primarily due to the impact of lower levels of outstanding debt and improved bank margins. Interest expense includes the amortization of deferred financing fees.

Income tax expense, excluding the $0.2 million tax benefit attributable to the extraordinary item resulting from the write-off of deferred financing fees, was $25.8 million for the three months ended April 1, 1998 compared to $6.9 million for the corresponding period in the prior year, primarily reflecting the change in the Company's earnings level.

Six Months Ended April 1, 1998 Compared to the Six Months Ended April 2, 1997

Sales

Sales for the six months ended April 1, 1998 were $719.5 million compared to $660.2 million for the six months ended April 2, 1997, an increase of $59.3 million or 9%. The increase was primarily due to a 8.2% increase in paper shipment volume during the period. Average net revenue per paper ton for the six months ended April 1, 1998 was virtually flat compared to the same period in the prior fiscal year.

Cost of Goods Sold

Cost of goods sold for the six months ended April 1, 1998 was $553.6 million compared to $536.3 million for the six months ended April 2, 1997, an increase of $17.3 million or 3.2 %. Cost of goods sold on a per paper ton basis decreased to $821 per ton from $854 per ton for the corresponding prior year period. The decrease was primarily due to the impact of higher productivity, lower pulp costs per ton, and other cost reduction initiatives.

Selling, General and Administrative Expense

Selling, general and administrative expense was $69.5 million for the six months ended April 1, 1998 compared to $66.3 million for the six months ended April 2, 1997, an increase of $3.2 million. The increase of 4.8% is largely due to costs associated with becoming year 2000 compliant and other administrative costs.

Extraordinary Items

Extraordinary items for the six months ended April 1, 1998 includes the extraordinary losses resulting from the $0.3 million (net of a tax benefit of $0.2 million) write-off of deferred financing fees related to the $11.3 million repayment in long-term debt pursuant to the modification of the Company's credit arrangement, as well as the $1.2 million (net of a tax benefit of $0.8 million) write-off of deferred financing fees resulting from optional prepayments the Company made on its Tranche A and Tranche B term loans for an aggregate amount of $75.0 million.

Interest Expense and Taxes

Interest expense for the six months ended April 1, 1998 was $40.1 million compared to $51.8 million for the six months ended April 2, 1997. The $11.7 million reduction in interest expense was primarily due to lower levels of of outstanding debt and improved bank margins. Interest expense includes the normal amortization of deferred financing fees, but excludes write-offs due to accelerated reductions in related financing.

Income tax expense, excluding the aggregate $1.0 million of tax benefits attributable to the extraordinary items resulting from the write-off of deferred financing fees, was $36.8 million for the three months ended April 1, 1998 compared to a benefit of $1.1 million for the corresponding period in the prior year, primarily reflecting the change in the Company's earnings level.

Liquidity and Capital Resources

Net cash provided by operating activities was $45.2 million for the six months ended April 1, 1998 as compared to $70.6 million for the six months ended April 2, 1997. This lower amount in 1998 largely resulted from the higher inventory investment during the first half of 1998. The higher net earnings in 1998, excluding the gain on the sale of the pressure sensitive business unit, partially offset this use of cash.

The Company's operating working capital was $13.5 million at April 1, 1998 compared to a deficit at October 1, 1997 of $11.6 million. Operating working capital is defined as trade accounts receivable, other receivables and inventories less accounts payable and accrued and other current liabilities. This increase primarily resulted from increases in trade and other accounts receivables and inventories, and a decrease in accounts payable, offset by an increase in accrued and other current liabilities.

Capital expenditures for the six months ended April 1, 1998 were $46.4 million, up from $25.2 million for the six months ended April 2, 1997. Of the $46.4 million, $8.2 million was related to construction in progress on the Company's new sheeting facility at the Muskegon, Michigan mill. Expenditures for the six months ended April 1, 1998 also include $5.9 million for the company-wide integrated application system in progress. Capital expenditures are estimated to be approximately $100.0 million during fiscal year 1998. In addition, the Company believes that environmental compliance expenditures, the bulk of which are for cluster rules compliance, will aggregate approximately $70.0 million to $112.0 million through 2001, of which $20.0 million has already been incurred. The Company believes that cash generated by operations and amounts available under its revolving credit facility will be sufficient to meet its ongoing operating and capital expenditure requirements.

Net cash used in financing activities was $146.5 million for the six months ended April 1, 1998 as compared to $37.7 million for the corresponding period of the previous year. The Company made optional prepayments of its term loans aggregating $75.0 million during the six months ended April 1, 1998 compared with an optional prepayment of $24.0 million made in the same period of the prior fiscal year. In addition, as part of the modification of its credit arrangement, Warren repaid $11.3 million of its term loans in March 1998.

On March 5, 1997, pursuant to a loan agreement with the Town of Skowhegan, Maine, the Company expanded and refinanced certain environmental and solid waste projects at its Somerset, Maine mill by redeeming, refunding or defeasing revenue bonds aggregating $28.1 million, and issuing new bonds aggregating $38.1 million.

During December 1997, the Company paid a dividend of $58.2 million to the its parent, Holdings. In turn, Holdings used the proceeds of the dividend to redeem the Holdings 15% Senior Exchangeable Preferred Stock, including accrued and unpaid dividends. In connection with the dividend transaction, the Company paid $0.5 million of fees to the holders of its 12% Senior Subordinated Notes due 2004 in exchange for their consent to the dividend transaction.

Long-term Debt

On March 6, 1998, Holdings and Warren modified Warren's credit arrangement with a group of domestic and international lenders by refinancing the $196.3 million aggregate balance outstanding under Warren's Tranche A and Tranche B term loans, and entering into the Second Amended and Restated Credit Agreement (the "Modified Agreement"). The Modified Agreement consists of (1) a seven-year amortizing Term Loan, originally in an aggregate amount of $185.0 million, (2) a $250.0 million Revolving Credit Facility and (3) a $150.8 million Letter of Credit Facility. See Note 4 - Long-Term Debt to the Condensed Consolidated Financial Statements included in this Form 10-Q for further discussion of the Modified Agreement.

At April 1, 1998, long-term debt was $633.2 million compared to $739.8 million at October 1, 1997, a decrease of $106.6 million. The current maturities of long-term debt balance of $47.5 million at April 1, 1998 includes an optional term loan prepayment of $40.0 million made in April 1998.

At April 1, 1998, Warren did not have any borrowings outstanding under the Revolving Credit Facility, resulting in an unused borrowing capacity of approximately $239.0 million, after giving effect to outstanding letters of credit, which may be used to finance working capital needs.

In addition, Warren had approximately $150.8 million of letters of credit outstanding under its Letter of Credit Facility at April 1, 1998 and October 1, 1997.

Sale of Business Unit

In May 1997, the chairman of Sappi announced that Sappi was evaluating the sale of non-core assets throughout the Sappi group. Consequently, Warren is in the process of investigating the sale or monetization of businesses not within its main area of focus. Consistent with this strategy, on March 18, 1998, the Company sold its pressure sensitive business unit located at the Westbrook mill to Spinnaker Industries, Inc. ("Spinnaker"). This business unit manufactures pressure sensitive paper products in roll form which are sold to label printers that produce products used primarily for informational labels and product identification. Proceeds of the sale consisted of $44.8 million of cash and a subordinated note (the "Note") from Spinnaker for $7.0 million. On March 31, 1998, the Company sold the Note to a third party for $6.7 million which was received in cash on May 1, 1998. The Company recognized a pretax gain from the sale of the business unit (net of the loss on the sale of the Note) of $30.9 million. Sales of the pressure sensitive business unit included in the accompanying statements of operations for the six-month periods ended April 1, 1998 and April 2, 1997 were approximately $34.0 million and $29.0 million, respectively.


In connection with the sale, the Company and Spinnaker executed a Site Lease and a Site Separation and Service Agreement. Under the Site Lease, the Company leases to Spinnaker the portion of the Westbrook mill in which the pressure sensitive business is located for a term of 99 years for nominal rent. Under the Site Separation and Service Agreement, the Company will provide Spinnaker, for a limited time at predetermined costs, shipping, transportation and storage, maintenance and support, and information and administrative services, which in the aggregate approximate market rates. In addition, the agreement requires the Company to supply certain raw materials, primarily bodystock, for up to one year at predetermined amounts on a per-unit basis.

Force Majeure Events

Due to exceptionally heavy rains, the Presumpscot River flooded the Westbrook mill on October 21, 1996. The flooding resulted in the temporary closure of the mill. Damage to mill equipment was repaired and normal operating mill conditions were restored in the quarter ending January 1, 1997. As of April 2, 1997, the Company had accrued a flood damage loss, net of expected insurance recoveries, of $7.5 million based on management's estimate at the time. As of April 2, 1997, the Company had accrued an estimate of $44.7 million for costs to refurbish plant assets at the Westbrook facility, of which $27.5 million had been received as insurance proceeds with the remainder, net of a deductible of $3.5 million, included in other receivables in the condensed consolidated balance sheet at April 2, 1997. By the end of fiscal year 1997, all flood related claims were submitted and finalized resulting in a final net flood loss of $0.6 million. In addition, subsequent to the quarter ended April 2, 1997, the Company received $11.8 million in cash proceeds related to business interruption claims. Business interruption claim recoveries of $9.0 million and $2.8 million were recorded as reductions to cost of sales in the second and fourth quarters of fiscal year 1997, respectively.

Environmental and Safety Matters

The Company is subject to a wide variety of environmental laws and regulations relating to, among other matters, air emissions, wastewater discharges, past and present landfill operations and hazardous waste management. See Note 9 - Environmental and Safety Matters to the Condensed Consolidated Financial Statements included in this Form 10-Q for a discussion of these matters.

Labor Relations

By early February 1997, the Company had reached a settlement on a new six-year labor agreement with its three major Somerset, Maine mill unions. The ratified contract reflects more flexible work rule provisions and a 3.0% annual wage increase for the term of the agreement. By October 1, 1997 and by November 20, 1997, the Company had reached settlements with both of its unions at Westbrook and both of its unions at the Mobile mill, respectively, with the unions in each case ratifying new five and six year agreements with more flexible work rule provisions. On April 17, 1998, the Company reached a settlement on a new three-year agreement with its Allentown, Pennsylvania facility union providing for a 2% annual wage increase for the term of the agreement. The Company's contracts with the two unions at the Muskegon mill expire in June 1998. The Company has experienced no work stoppage in the U.S. in the past eight years and believes that its relationship with its employees is satisfactory.

Long-Term Contracts

See Note 10 - Commitments and Contingencies to the Condensed Consolidated Financial Statements included in this Form 10-Q for a discussion of certain long-term contracts.

Year 2000

The Company is addressing the millenium computer date ("Year 2000") issue with a concerted project effort, which includes contracting with a national consulting group specializing in Year 2000 initiatives. A company-wide systems assessment has identified the systems requiring modification or replacement to become Year 2000 compliant. This initiative is expected to be completed by March 31, 1999 and, for those systems not currently being replaced in terms of an implementation of a company-wide integrated application system, is estimated to aggregate approximately $7.5 million in expenditures.

Control by Sappi

The Company is a wholly owned subsidiary of Holdings. Sappi Limited owns 100% of the issued and outstanding voting common stock and 75.07% of the common equity of Holdings in the form of Holdings Class A Common Stock. Heritage Springer Limited, a British Virgin Islands company, owns the remaining 24.93% of the common equity of Holdings in the form of Holdings non-voting, convertible Class B Common Stock.

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

                  Intentionally omitted. *

Item 5.           Other Information

                  Intentionally omitted. *

Item 6.           Exhibits and Reports on Form 8-K

                  Intentionally omitted. *



------------------------------------------------------------------------------
* This report is being voluntarily filed with the Commission pursuant to the registrant's contractual obligations to file with the Commission all financial information that would be required to be filed on a Form 10-Q. The registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             S.D. Warren Company

Date:  May 11, 1998          By:  /s/ TREVOR LARKAN
-------------------          ----------------------------------------------
                             Trevor Larkan
                             Vice President (Principal Financial Officer)