Form 10-Q
period 1998-07-01
WARREN S D CO /PA/
filed 1998-08-03
CIK 935704

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        FORM 10-Q FINANCIAL INFORMATION*

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 1, 1998

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


--------------------------------------------------------------------------------
*This report is being voluntarily filed with the Securities and Exchange Commission (the "Commission") pursuant to the registrant's contractual obligations to file with the Commission all financial information that would be required to be filed on a Form 10-Q. The registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                       S.D. WARREN COMPANY AND SUBSIDIARIES
                             Form 10-Q, July 1, 1998

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company wishes to caution readers that this Report on Form 10-Q for S.D. Warren Company and subsidiaries (the "Company") contains certain "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. The words "believe," "anticipate," "intend," "estimate," "plan," "assume," and other similar expressions which are predictions of or indicate future events and future trends which do not relate to historical matters identify forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which are in some cases beyond the control of the Company and may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Certain factors that may cause such differences include but are not limited to the following: global economic and market conditions; production and capacity in the United States, Europe and the Far East; production and pricing levels of pulp and paper; any major disruption in production at the Company's key facilities; alterations in trade conditions in and between the United States and other countries where the Company does business; and changes in environmental, tax and other laws and regulations. These and other factors that might cause differences between actual and anticipated results, performance, and achievements are discussed in greater detail in this Report on Form 10-Q. See also "Market Overview" under Part I,
Item 2, Management's Discussion and Analysis of Results of Operations and Financial Condition.

                       S.D. WARREN COMPANY AND SUBSIDIARIES
                             Form 10-Q, July 1, 1998

                                TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION                                        PAGE NO.

Item 1.    Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Operations for the three and nine
months ended July 2, 1997 and July 1, 1998                                  4, 5

Condensed Consolidated Balance Sheets at October 1, 1997 and July 1, 1998      6

Condensed Consolidated Statements of Cash Flows for the nine months ended
July 2, 1997 and July 1, 1998                                                  7

Notes to Unaudited Condensed Consolidated Financial Statements                 8

Item 2.    Management's Discussion and Analysis of Results of Operations
and Financial Condition                                                       15

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                                  22

Item 2.    Changes in Securities                                              22

Item 3.    Defaults Upon Senior Securities                                    22

Item 4.    Submission of Matters to a Vote of Security Holders                22

Item 5.    Other Information                                                  22

Item 6.    Exhibits and Reports on Form 8-K                                   22

Signature                                                                     23

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in millions, except share data)
                                  (unaudited)




                                                                      Three Months Ended            Three Months Ended
                                                                         July 2, 1997                  July 1, 1998

                                                                    -----------------------        ----------------------

Sales                                                                               $349.1                        $352.9
Cost of goods sold                                                                   283.1                         271.6
                                                                    -----------------------        ----------------------
Gross profit                                                                          66.0                          81.3
Selling, general and administrative expense                                           34.3                          35.0
                                                                    -----------------------        ----------------------
Income from operations                                                                31.7                          46.3
Other income, net                                                                      1.4                           1.0
Interest expense                                                                      26.0                          16.2
                                                                    -----------------------        ----------------------
Income before income taxes and extraordinary items                                     7.1                          31.1
Income tax expense                                                                     2.9                          13.1
                                                                    -----------------------        ----------------------
Income before extraordinary items                                                      4.2                          18.0
Extraordinary items, net of tax                                                          -                         (1.0)
                                                                    -----------------------        ----------------------
Net income                                                                             4.2                          17.0
Dividends and accretions on Warren Series B preferred stock                            3.8                           3.9
                                                                    -----------------------        ----------------------
Net income applicable to common stockholder                                           $0.4                         $13.1
                                                                    -----------------------        ----------------------
                                                                    -----------------------        ----------------------
Earnings per common share:
     Income before extraordinary items applicable to
        common stockholder                                                           $0.00                         $0.14
                                                                    -----------------------        ----------------------
                                                                    -----------------------        ----------------------
     Net income applicable to common stockholder                                     $0.00                         $0.13
                                                                    -----------------------        ----------------------
                                                                    -----------------------        ----------------------
Weighted average number of shares outstanding                                          100                           100
                                                                    -----------------------        ----------------------
                                                                    -----------------------        ----------------------

See accompanying notes to unaudited condensed consolidated financial statements.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in millions, except share data)
                                  (unaudited)




                                                                          Nine Months Ended              Nine Months Ended
                                                                            July 2, 1997                    July 1, 1998

                                                                       ------------------------        -----------------------

Sales                                                                                 $1,009.3                       $1,072.4
Cost of goods sold                                                                       819.4                          825.2
                                                                       ------------------------        -----------------------
Gross profit                                                                             189.9                          247.2
Selling, general and administrative expense                                              100.6                          104.5
Restructuring                                                                             10.0                              -
                                                                       ------------------------        -----------------------
Income from operations                                                                    79.3                          142.7
Gain on sale of pressure sensitive business                                                  -                           30.9
Other income, net                                                                          3.4                            3.8
Interest expense                                                                          77.8                           56.3
                                                                       ------------------------        -----------------------
Income before income taxes and extraordinary items                                         4.9                          121.1
Income tax expense                                                                         1.8                           49.9
                                                                       ------------------------        -----------------------
Income before extraordinary items                                                          3.1                           71.2
Extraordinary items, net of tax                                                            0.9                          (2.5)
                                                                       ------------------------        -----------------------
Net income                                                                                 4.0                           68.7
Dividends and accretions on Warren Series B preferred stock                               11.2                           12.2
                                                                       ------------------------        -----------------------
Net income (loss) applicable to common stockholder                                      ($7.2)                          $56.5
                                                                        -----------------------        ----------------------
                                                                        -----------------------        ----------------------
Earnings per common share:
     Income (loss) before extraordinary items applicable to
        common stockholder                                                             ($0.08)                          $0.59
                                                                       -----------------------        -----------------------
                                                                       -----------------------        -----------------------
     Net income (loss) applicable to common
        stockholder                                                                    ($0.07)                          $0.57
                                                                       -----------------------        -----------------------
                                                                       -----------------------        -----------------------
Weighted average number of shares outstanding                                              100                            100
                                                                       -----------------------        -----------------------
                                                                       -----------------------        -----------------------


See accompanying notes to unaudited condensed consolidated financial statements.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in millions)



                                                                              October 1,                       July 1,
                                                                                 1997                           1998
                                                                                                             (unaudited)
                                                                              ---------------             ------------------
                                     ASSETS

Current Assets:
         Cash and cash equivalents                                                    $180.7                          $29.3
         Trade accounts receivable, net                                                 40.3                           34.3
         Other receivables                                                              14.8                            9.8
         Inventories                                                                   163.4                          196.9
         Deferred income taxes                                                          28.3                           28.3
         Other current assets                                                            9.8                           10.3
                                                                              ---------------             ------------------
              Total current assets                                                     437.3                          308.9
Plant assets, net                                                                      951.1                          960.5
Timber resources, net                                                                   95.6                           95.7
Goodwill, net                                                                           90.1                           85.4
Deferred financing fees, net                                                            35.4                           29.4
Other assets, net                                                                       22.5                           21.4
                                                                               --------------             ------------------
               Total assets                                                         $1,632.0                       $1,501.3
                                                                               --------------             ------------------
                                                                               --------------             ------------------

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
         Current maturities of long-term debt                                         $27.3                           $5.1
         Accounts payable                                                             121.0                          114.3
         Accrued and other current liabilities                                        109.1                          101.8
                                                                               ------------------             ------------------
               Total current liabilities                                              257.4                          221.2
                                                                               ------------------             ------------------
Long-term debt:
         Term loans                                                                   251.5                          145.0
         Senior subordinated notes                                                    375.0                          360.3
         Other                                                                        113.3                          111.4
                                                                               ------------------             ------------------
                                                                                      739.8                          616.7
                                                                               ------------------             ------------------
Deferred income taxes                                                                  48.7                           67.6
                                                                               ------------------             ------------------
Other liabilities                                                                     113.6                          113.5
                                                                               ------------------             ------------------
               Total liabilities                                                    1,159.5                        1,019.0
                                                                               ------------------             ------------------
Commitments and contingencies (Notes 9 and 10)
Warren Series B redeemable exchangeable preferred stock
   (liquidation value, $110.6 and $122.2, respectively)                               103.2                          115.4
                                                                               ------------------             ------------------
Stockholder's equity:
         Common stock                                                                   -                              -
         Capital in excess of par value                                               331.8                          321.4
         Retained earnings                                                             37.5                           45.5
                                                                               ------------------             ------------------
               Total stockholder's equity                                             369.3                          366.9
                                                                               ------------------             ------------------
               Total liabilities and stockholder's equity                          $1,632.0                       $1,501.3
                                                                               ------------------             ------------------
                                                                               ------------------             ------------------


See accompanying notes to unaudited condensed consolidated financial statements.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in millions, unaudited)



                                                                              Nine Months             Nine Months
                                                                                 Ended                   Ended
                                                                              July 2, 1997            July 1, 1998
                                                                            -----------------       -----------------

Cash Flows from Operating Activities:
      Net income                                                                        $4.0                   $68.7
      Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation, cost of timber harvested and amortization                      88.6                    68.0
           Loss on force majeure event                                                   7.5                      -
           Deferred income taxes                                                         3.1                    18.9
           Extraordinary item                                                           (1.5)                    4.2
           Gain on sale of pressure sensitive business                                     -                   (30.9)
           Other                                                                         1.8                     0.3
      Changes in assets and liabilities:
           Trade and other accounts receivable, net                                     16.9                     6.8
           Inventories, net                                                            (12.3)                  (43.1)
           Accounts payable, and accrued and other current liabilities                  11.5                   (16.4)
           Other assets and liabilities                                                 (6.1)                    2.1
                                                                            -----------------       -----------------
                Net cash provided by operating activities                              113.5                    78.6
                                                                            -----------------       -----------------
Cash Flows from Investing Activities:
           Investment in plant assets and timber resources                             (38.8)                  (73.4)
           Proceeds from disposals of plant assets and timber resources                  0.1                       -
           Proceeds from sale of pressure sensitive business                               -                    51.5
           Refurbishment of fixed assets                                              (42.8)                      -
           Insurance proceeds on force majeure events                                  27.5                       -
           Other investing activities                                                      -                    (1.5)
                                                                            -----------------       -----------------
                 Net cash used in investing activities                                (54.0)                   (23.4)
                                                                            -----------------       -----------------
Cash Flows from Financing Activities:
           Repayments of long-term debt                                               (87.7)                  (145.3)
           Issuance of debt                                                            38.1                     -
           Dividend paid to Holdings                                                       -                   (58.2)
           Other financing activities                                                  (0.7)                    (3.1)
                                                                            -----------------       -----------------
      Net cash used in financing activities                                           (50.3)                  (206.6)
                                                                            -----------------       -----------------
      Net change in cash and cash equivalents                                           9.2                   (151.4)
                                                                            -----------------       -----------------
Cash and cash equivalents:
           Beginning of period:                                                        49.0                    180.7
                                                                            -----------------       -----------------
           End of period                                                               $58.2                   $29.3
                                                                            -----------------       -----------------
                                                                            -----------------       -----------------
Supplemental Cash Flow Information:
           Cash paid during the period for:
                 Interest                                                              $80.3                   $75.1
                                                                            -----------------       -----------------
                                                                            -----------------       -----------------
                 Income taxes                                                           $1.2                   $27.9
                                                                            -----------------       -----------------
                                                                            -----------------       -----------------

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

In May 1997, the chairman of Sappi announced that Sappi was evaluating the sale of noncore assets throughout the Sappi group. Consequently, Warren is in the process of investigating the sale or monetization of businesses not within its main area of focus. Consistent with this strategy, the Company is exploring alternatives with regard to the timberlands and its utility and recovery assets, which may in each case involve the sale of the property. To date, no binding agreements have been signed. In addition, the Company has also divested of its pressure sensitive business (See Note 7).

Sappi Reorganization

On April 27, 1998, Sappi announced the integration of Warren with Sappi's four international fine paper operations (KNP Leykam, Hannover Papier, Sappi U.K.'s Blackburn mill and Sappi Fine Paper in South Africa) to create Sappi Fine Paper plc. The Sappi Fine Paper Division will have a corporate head office in London. The purpose of the reorganization is to focus on Sappi's main business sectors - fine paper and forest products. Warren products are being marketed under the name of Sappi Fine Paper North America. The legal entities of Holdings, Warren and Warren's subsidiaries continue to remain in existence.

Unaudited Interim Condensed Consolidated Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company's financial position and results of operations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1997. The unaudited condensed consolidated results of operations for the three and nine months ended July 1, 1998 are not necessarily indicative of results that could be expected for a full year.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Costs of Computer Software Developed for Internal Use

The Company capitalizes direct costs of developing internal-use computer software, including costs of external materials and services, and payroll and related costs for employees directly associated with the project to the extent their time is spent directly on the project. The costs will be amortized over the estimated useful life of the completed software. As of July 1, 1998, $10.7 million of costs have been incurred which are directly related to the Company's implementation of a company-wide integrated application system. These costs have been included in plant assets.

NOTE 2.    RELATED PARTY TRANSACTIONS

The Company sells products to certain subsidiaries of Sappi ("Affiliates"), at market prices, primarily in U.S. Dollars. These Affiliates then sold the Company's products to external customers. Proceeds from sales to Affiliates are remitted to the Company net of a 5% sales commission. Sales to Affiliates, net of commissions, were $30.0 million and $92.2 million for the three and nine months ended July 1, 1998. Net sales to Affiliates for the corresponding periods in the prior year were $29.2 million and $95.3 million, respectively. Trade accounts receivable from Affiliates at July 1, 1998 and October 1, 1997 were approximately $24.4 million and $24.5 million, respectively.

NOTE 3.     INVENTORIES (IN MILLIONS)


                                                     OCTOBER 1, 1997         JULY 2, 1997            JULY 1, 1998
                                                     ---------------         ------------            ------------

Finished products                                       $  76.7                $ 107.4                  $ 102.8
Work in process                                            21.4                   37.3                     34.1
Pulp, logs and pulpwood                                    23.9                   23.7                     22.2
Maintenance parts and other supplies                       41.4                   39.6                     37.8
                                                        $ 163.4                $ 208.0                  $ 196.9
                                                   -------------------    -------------------     --------------------
                                                   -------------------    -------------------     --------------------

NOTE 4.    LONG-TERM DEBT

Modification of Credit Agreement

On March 6, 1998, Holdings and Warren modified Warren's credit arrangement with a group of domestic and international lenders by refinancing the $196.3 million aggregate balance outstanding under Warren's Tranche A and Tranche B term loans, and entering into the Second Amended and Restated Credit Agreement (the "Modified Agreement"). The Modified Agreement consists of (1) a seven-year amortizing Term Loan, originally in an aggregate amount of $185.0 million, (2) a $250.0 million Revolving Credit Facility and (3) a $150.8 million Letter of Credit Facility (together collectively referred to herein as the "Credit Facilities"). Pursuant to the modification, the Company repaid $11.3 million of long-term debt.

Loans under the Modified Agreement bear interest at a rate equal to, at the Company's option, (1) the ABR Rate plus the Applicable Margin ("ABR Loans") or
(2) the Eurodollar Rate (adjusted for reserves) for the respective interest period plus the Applicable Margin ("Eurodollar Loans"). Applicable Margin means a percentage annum rate ranging (a) in the case of ABR Loans, from 0% to 1.00% and (b) in the case of Eurodollar loans, from 0.75% to 2.00%, in each case determined by the Company's achievement of a certain financial ratio determined from the most recent financial statements of the Company calculated as of the last day of each fiscal quarter on a rolling four quarters basis. ABR Rate means the

                      S.D. WARREN COMPANY AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


highest of (1) the prime rate, (2) the secondary market rate for three month certificates of deposit (adjusted for reserves) plus 1.00% and (3) the federal funds rate in effect from time to time plus 0.5%.

Term Loan

Pursuant to the Modified Agreement as originally written, the Term Loan was payable in semi-annual installments beginning in September 1998 with a final maturity in March 2005. Subsequent to the $40,000,000 prepayment (as discussed below), the payment schedule was revised to commence semi-annual installments in September 1999. At July 1, 1998, the Term Loan was a Eurodollar loan with a weighted average interest rate of 6.95%.

Warren is required to prepay the Term Loan with (1) 50% of the net proceeds of certain aggregate asset sales in excess of $50.0 million and (2) 100% of the net proceeds of incurrences of indebtedness, to the extent that the aggregate exceeds $20.0 million. Unless the Company achieves a certain financial ratio, as defined, Warren will be required to prepay the Term Loan annually in an amount equal to 50% of the Excess Cash Flow (as defined) of Warren and its subsidiaries for the prior fiscal year.

Revolving Credit Facility

Under the Revolving Credit Facility, which expires in March 2005, Warren can borrow up to $250.0 million. In addition, $75.0 million of the Revolving Credit Facility is available to Warren for letters of credit. At July 1, 1998, $10.7 million of the Revolving Credit facility was utilized to guarantee the issuance of letters of credit. In addition, Warren pays a quarterly commitment fee between 0.20% and 0.50% per annum on the unused portion of the Revolving Credit facility based on the achievement of a certain financial ratio.

Letter of Credit Facility

Warren had approximately $136.3 million and $150.8 million of letters of credit outstanding under the Letter of Credit Facility at July 1, 1998 and October 1, 1997, respectively, in support of its ongoing obligations under tax-exempt bond financings. Warren pays a commission, which is based on the achievement of a certain financial ratio, of between 0.75% and 2.00% on outstanding letters of credit and an issuance fee of 0.125% per annum on letters of credit issued.

Other Remaining Terms

Other significant terms of the credit arrangement pursuant to the Modified Agreement, including restrictive covenants and security interests, are similar to the terms of Warren's prior credit arrangement.

Long-term Debt Repayments

In December 1997 and April 1998, Warren made prepayments on its Tranche A and Tranche B term loans and its term loan under the Modified Agreement for aggregate amounts of $86.3 million (including amounts repaid pursuant to the modification of the credit agreement) and $40.0 million, respectively. In June 1998, the Company purchased $14.7 million face value of its 12% Senior Subordinated Notes (the "Notes"). The Notes purchase transactions were settled for $11.1 million and $5.2 million of cash paid by the Company in June 1998 and July 1998, respectively. The premium paid of $1.6 million to purchase the Notes, together with the accelerated amortization of deferred financing fees relating to the purchased Notes and the repayments of term loans, resulted in an aggregate extraordinary loss of $1.0

                      S.D. WARREN COMPANY AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


million (net of a $0.7 million tax benefit) and $2.5 million (net of a $1.7 million tax benefit) for the three months and nine months ended July 1, 1998, respectively.

In July 1998, the Company purchased an additional $15.4 million face value of the Notes for $17.1 million in cash. The $1.7 million premium paid to purchase the Notes, together with the write-off of related deferred financing fees will be recorded in the fourth quarter of fiscal 1998 as an extraordinary loss of approximately $1.0 million (net of a $0.8 million tax benefit). The Company may continue to purchase small amounts of the Notes subject to opportune pricing.

NOTE 5.    DIVIDEND TO HOLDINGS

On December 15, 1997, the Company paid a dividend (the "Dividend") of $58.2 million to its parent company, Holdings. In turn, Holdings used the proceeds of the Dividend to redeem its 15% Senior Exchangeable Preferred Stock including accrued and unpaid dividends. In connection with the Dividend, the Company paid $0.5 million in consent fees to the holders of the Notes in exchange for their consent to the Dividend transaction. The Dividend and the consent fees together resulted in $48.5 million and $10.2 million charged to retained earnings and capital in excess of par, respectively.

NOTE 6.    RESTRUCTURING

In October 1996, the Company commenced a restructuring plan which resulted in a pretax charge of $10.0 million taken during the quarter ended January 1, 1997 to cover the costs related to the reduction of approximately 200 salaried positions, or approximately 14% of the Company's salaried work force. Substantially all amounts had been expended at July 1, 1998.

NOTE 7.    SALE OF PRESSURE SENSITIVE BUSINESS

On March 18, 1998, the Company sold its pressure sensitive business located at the Westbrook mill to Spinnaker Industries, Inc. ("Spinnaker"). This business unit manufactures pressure sensitive paper products in roll form which are sold to label printers that produce products used primarily for informational labels and product identification. Proceeds of the sale consisted of $44.8 million of cash and a subordinated note (the "Spinnaker Note") from Spinnaker for $7.0 million. On March 31, 1998, the Company sold the Spinnaker Note to a third party for $6.7 million which was received in cash on May 1, 1998. The Company recognized a pretax gain from the sale of the business unit (net of the loss on the sale of the Spinnaker Note) of $30.9 million. Sales of the pressure sensitive business unit included in the accompanying statements of operations for the nine-month periods ended July 1, 1998 and July 2, 1997 were approximately $27.7 million and $47.6 million, respectively.

NOTE 8.   FORCE MAJEURE EVENTS

Due to exceptionally heavy rains, the Presumpscot River flooded the Westbrook mill on October 21, 1996. The flooding resulted in the temporary closure of the mill. Damage to mill equipment was repaired and normal operating mill conditions were restored in the quarter ended January 1, 1997. As of July 2, 1997, the Company had accrued in cost of sales a flood damage loss, net of expected insurance recoveries, of $7.5 million, based on management's estimate at the time. By the end of fiscal year 1997, all flood related claims were submitted and finalized, resulting in a final net flood loss of $0.6 million. In addition, the Company received $11.8 million of cash proceeds related to business interruption claims. Business interruption claim recoveries of $9.0 million and $2.8 million were recorded as reductions to cost of sales in the second and fourth quarters of fiscal year 1997, respectively.

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

The Company's Muskegon mill is involved, as one of various industrial plaintiffs, in litigation with the County of Muskegon (the "County") regarding a 1994 ordinance governing the County's industrial wastewater pre-treatment program. The lawsuit challenges, among other things, the treatment capacity availability and local effluent limit provisions of the ordinance. In July 1996, the court hearing the lawsuit rendered a decision substantially in favor of the Company and other plaintiffs, but the County has appealed the court's decision. If the Company and the other plaintiffs do not prevail in that appeal or are not successful in ongoing negotiations with the County, the Company may not be able to obtain additional treatment capacity for future expansions, and the County could impose stricter permit limits. In June 1997, the EPA sued the County for failure to implement and enforce its industrial pre-treatment operations associated with its operation of the wastewater facility. The Company is uncertain as to the effects, if any, of this action on its current dispute with the County which has raised the industrial users' contractual rights as an issue in the EPA lawsuit. The group of industrial users and municipalities intervened in the lawsuit. The imposition of currently proposed permit limits or the failure of the Muskegon lawsuit could require substantial additional expenditures, including short-term expenditures, and may lead to substantial fines for any noncompliance. In December 1997, the County notified the Company and other industrial users of its intentions to terminate their service agreements on January 1, 2000. The Company believes that under Michigan contract law, related contracts and county bond resolutions, the County does not have the authority to unilaterally terminate the service agreements.

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

NOTE 10.   COMMITMENTS AND CONTINGENCIES

On May 4, 1998, the Company announced an agreement with Kimberly-Clark to terminate effective September 1, 1999, a long-term pulp supply contract for pulp produced at Kimberly-Clark's Mobile, Alabama pulp mill and consumed at the Company's Mobile paper mill. The Company entered into the contract with Kimberly-Clark's predecessor, Scott Paper Company ("Scott") at the time of Warren's acquisition by Sappi from Scott. The cancellation of the pulp contract is expected potentially to benefit the Company's paper making operations by providing for increased flexibility in procuring fiber from competitive global market sources. In addition, the Company believes the contract cancellation will allow for improved paper machine scheduling efficiencies and product mix. The cancellation of the pulp contract did not impact the Company's earnings for the three months ended July 1, 1998. The Company has a long-term agreement (the "Energy Agreement" ) with Mobile Energy Services Corporation ("MESC") to buy electric power and steam for the Mobile paper mill at rates generally comparable to market tariffs, including fuel cost and capital recovery components. Kimberly-Clark has announced their intention to close their pulp mill at the Mobile site effective September 1999. Upon the closure of the Kimberly-Clark pulp mill, MESC has the right to terminate the Energy Agreement. The Company is currently reviewing the availability of alternative sources of power and steam to the Mobile mill in the event of the termination of the Energy Agreement.

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

NOTE 11.   NEW ACCOUNTING PRONOUNCEMENTS

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which the Company is required to implement no later than fiscal year 1999. SFAS No. 132 is an amendment to SFAS Nos. 87, 88, and 106. The statement standardizes disclosure requirements for pension and postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain other disclosures. The implementation of SFAS No. 132 is not expected to have a material effect on the Company's consolidated financial statements.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In April 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities" which the Company is required to implement no later than fiscal year 2000. SOP 98-5 establishes standards that require start-up and organization costs to be expensed as incurred. The implementation of SOP 98-5 is not expected to have a material effect on the Company's consolidated financial statements.

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

SAPPI REORGANIZATION

On April 27, 1998, Sappi announced the integration of Warren and Sappi's four international fine paper operations (Warren, KNP Leykam, Hannover Papier, Sappi U.K.'s Blackburn mill and Sappi Fine Paper in South Africa) to create Sappi Fine Paper plc. The Sappi Fine Paper Division will have a corporate head office in London. The purpose of the reorganization is to focus on Sappi's main business sectors - fine paper and forest products. Warren products are being marketed under the name of Sappi Fine Paper North America. The legal entities of Holdings, Warren and Warren's subsidiaries continue to remain in existence.

MARKET OVERVIEW

The market for coated paper has historically experienced price fluctuations, which are driven by North American supply/demand imbalances, inventory shifts and, to a lesser degree the availability and relative pricing of imported paper. The exceptional increase in shipments that the industry experienced during the last half of fiscal year 1997 slowed during the first nine months of fiscal year 1998. Industry shipments for the first nine months of fiscal year 1998 were flat when compared to the previous year. In spite of the North American industry's flat shipments, consumption of coated wood free paper has grown in North America, but the increase in consumption has been absorbed by imports. For the first nine months of fiscal year 1998, coated woodfree imports into the United States are up almost 38% or 84,000 tons. The increase in imports is the result of new capacity in both Europe and Asia. Coupled with depressed demand in Asia due to the financial crisis in that part of the world, the new capacity causes manufacturers to look to North America as an outlet for their added capacity. During these nine months, industry-wide mill inventory of coated woodfree paper increased by 124,000 tons to a total of 538,000 tons. Total industry-wide inventory at July 2, 1997 was 456,000.

During the first nine months of fiscal year 1998, Warren shipments of coated woodfree paper grew by 6.3% over the same period in fiscal year 1997 indicating a continuing increase in Sappi's market share. During the first nine months of fiscal year 1998, coated woodfree paper prices remained relatively stable. During the three months ended July 1, 1998, the strong price floor which had been provided by coated ground wood prices had begun to erode.

For the first nine months of fiscal year 1998, Warren improved its uncoated product mix versus the same period in fiscal year 1997. The Company's shipments of value-added (board and color offset) uncoated products grew by 4%, while total uncoated shipments were maintained despite a declining market. On the specialties side of the business, demand for release papers was strong versus both the three months and nine months ended July 2, 1997. The market for the Company's high-end products showed marked improvement in the Far East, continuing a long-term migration from the U.S. and Europe. Release sales volume increased significantly supported by the start-up of a new coater during the second quarter of fiscal 1998.

Any failure of the industry to maintain its current levels of shipments and pricing or any prolonged or severe weakness in the market for any of the Company's products in the future, may adversely affect the Company's financial position, results of operations and cash flows. In addition, new coated paper capacity scheduled in Europe and the Far East, as well as certain machine conversions to coated free sheet manufacture in the United States, will impact supply/demand balance and may constrain upward movement of coated prices.

RESULTS OF OPERATIONS

Three Months Ended July 1, 1998 Compared to Three Months Ended July 2, 1997

Sales

Sales for the three months ended July 1, 1998 were $352.9 million compared to $349.1 million for the three months ended July 2, 1997, an increase of $ 3.8 million or 1.1%. The increase was primarily due to a 2.4% increase in average net revenue per paper ton for the quarter ended July 1, 1998 compared to the same period in the prior fiscal year.

Cost of Goods Sold

Cost of goods sold for the three months ended July 1, 1998 decreased $11.5 million, or 4.1% to $271.6 million compared to $283.1 million for the three months ended July 2, 1997. Cost of goods sold on a per paper ton basis decreased to $795 per ton for the three months ended July 1, 1998 from $819 per ton for the corresponding prior year quarter. The decrease was primarily due to the impact of higher productivity, lower raw materials, and specific efficiency and cost reduction initiatives.

Selling, General and Administrative Expense

Selling, general and administrative expense increased from $34.3 million for the three months ended July 2, 1997 to $35.0 million for the three months ended July 1, 1998. This increase was largely due to costs associated with bringing computer systems into compliance with year 2000 requirements.

Extraordinary Items

The premium paid of $1.6 million in connection with the repurchase of $14.7 million face value of 12% Senior Subordinated Notes, (the "Notes") together with the accelerated amortization of deferred financing fees relating to the purchased Notes and the repayments of term loans during the three months ended July 1, 1998, resulted in an extraordinary loss of $1.0 million (net of a $0.7 million tax benefit).

Interest Expense and Taxes

Interest expense for the three months ended July 1, 1998 was $16.2 million compared to $26.0 million for the three months ended July 2, 1997. The $9.8 million decrease was primarily due to the impact of lower levels of outstanding debt and improved bank margins. Interest expense includes the amortization of deferred financing fees, but excludes write-offs due to accelerated reductions in related financing.

For the three months ended July 1, 1998, income tax expense, excluding the $0.7 million tax benefit attributable to extraordinary losses, was $13.1 million compared to $2.9 million for the corresponding period in the prior year, primarily reflecting the change in the Company's earnings level.

Nine Months Ended July 1, 1998 Compared to the Nine Months Ended July 2, 1997

Sales

Sales for the nine months ended July 1, 1998 were $1,072.4 million compared to $1,009.3 million for the nine months ended July 2, 1997, an increase of $63.1 million or 6.3%. The increase was primarily due to a 4.8% increase in paper shipment volume during the period. Average net revenue per paper ton for the nine months ended July 1, 1998 was 1.4% higher compared to the same period in the prior fiscal year.

Cost of Goods Sold

Cost of goods sold for the nine months ended July 1, 1998 was $825.2 million compared to $819.4 million for the nine months ended July 2, 1997, an increase of $5.8 million or 0.7%. Cost of goods sold on a per paper ton basis decreased to $812 per ton from $842 per ton for the corresponding prior year period. The decrease was primarily due to the impact of higher productivity, lower raw materials, and specific efficiency and cost reduction initiatives.

Selling, General and Administrative Expense

Selling, general and administrative expense was $104.5 million for the nine months ended July 1, 1998 compared to $100.6 million for the nine months ended July 2, 1997, an increase of $3.9 million. The increase of 3.9% is largely due to costs associated with becoming year 2000 compliant and other administrative costs.

Extraordinary Items

The premium paid of $1.6 million in connection with the purchase of $14.7 million face value of the Notes, together with the accelerated amortization of deferred financing fees relating to the purchased Notes and the repayments of term loans during the nine months ended July 1, 1998, resulted in an extraordinary loss of $2.5 million (net of a $1.7 million tax benefit).

Interest Expense and Taxes

Interest expense for the nine months ended July 1, 1998 was $56.3 million compared to $77.8 million for the nine months ended July 2, 1997. The $21.5 million reduction in interest expense was primarily due to lower levels of outstanding debt and improved bank margins. Interest expense includes the normal amortization of deferred financing fees, but excludes write-offs due to accelerated reductions in related financing.

For the nine months ended July 1, 1998, income tax expense, excluding the aggregate $1.7 million of tax benefits attributable to the extraordinary losses, was $49.9 million for the nine months ended July 1, 1998 compared to $1.8 million for the corresponding period in the prior year, primarily reflecting the change in the Company's earnings level including the impact of the gain on the sale of the Company's pressure sensitive business.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $78.6 million for the nine months ended July 1, 1998 as compared to $113.5 million for the nine months ended July 2, 1997. The lower amount in 1998 largely resulted from the higher inventory investment during the period. The higher income from operations in the nine months ended July 1, 1998 partially offset this use of cash.

The Company's operating working capital was $24.9 million at July 1, 1998 compared to a deficit at October 1, 1997 of $11.6 million. Operating working capital is defined as trade accounts receivable, other receivables and inventories less accounts payable and accrued and other current liabilities. This increase primarily resulted from an increase in inventory and a decrease in accounts payable and accrued and other current liabilities, offset by decreases in trade and other accounts receivable .

Capital expenditures for the nine months ended July 1, 1998 were $73.4 million, up from $38.8 million for the nine months ended July 2, 1997. Of the $73.4 million, $7.5 million was related to construction in progress on the Company's new sheeting and warehouse facility at the Muskegon, Michigan mill. Expenditures for the nine months ended July 1, 1998 also include $10.7 million for the company-wide integrated application system in progress. Capital expenditures are estimated to be approximately $100.0 million during fiscal year 1998. In addition, the Company believes that environmental compliance expenditures, the bulk of which are for cluster rules compliance, will aggregate approximately $70.0 million to $112.0 million through 2001, of which $20.0 million has already been incurred. The Company believes that cash generated by operations and amounts available under its revolving credit facility will be sufficient to meet its ongoing operating and capital expenditure requirements.

Net cash used in financing activities was $206.6 million for the nine months ended July 1, 1998 as compared to $50.3 million for the corresponding period of the previous year. The Company made optional term loan prepayments aggregating $115.0 million during the nine months ended July 1, 1998 compared with an optional prepayment of $24.0 million made in the same period of the prior fiscal year. In addition, as part of the modification of its credit arrangement, Warren repaid $11.3 million of its term loans in March 1998. In June 1998, the Company purchased $14.7 million face value of the Notes. The Note purchase transactions were settled for cash of $11.1 million and $5.2 million paid by the Company in June 1998 and July 1998, respectively. The current maturities of long-term debt balance of $5.1 million at July 1, 1998 includes $4.7 million of Notes that were settled in July 1998.

In July 1998, the Company paid $17.1 million to settle the purchase of $15.4 million face value of the Notes. The Company may continue to purchase small amounts of the Notes subject to opportune pricing.

During December 1997, the Company paid a dividend (the "Dividend") of $58.2 million to its parent company, Holdings. In turn, Holdings used the proceeds of the Dividend to redeem the Holdings 15% Senior Exchangeable Preferred Stock, including accrued and unpaid dividends. In connection with the Dividend transaction, the Company paid $0.5 million of fees to the holders of the Notes in exchange for their consent to the Dividend transaction.

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

At July 1, 1998, long-term debt was $616.7 compared to $739.8 million at October 1, 1997, a decrease of $123.1 million. At July 1, 1998, Warren did not have any borrowings outstanding under the Revolving Credit Facility, resulting in an unused borrowing capacity of approximately $239.3 million, after giving effect to outstanding letters of credit, which may be used to finance working capital needs. In addition, Warren had approximately $136.3 and $150.8 million of letters of credit outstanding under its Letter of Credit Facility at July 1, 1998 and October 1, 1997, respectively.

Evaluation of Noncore Assets

In May 1997, the chairman of Sappi announced that Sappi was evaluating the sale of noncore assets throughout the Sappi group. Consequently, Warren is in the process of investigating the sale or monetization of businesses not within its main area of focus. Consistent with this strategy, the Company is exploring alternatives with regard to its timberlands and energy and recovery assets, each of which may involve the sale of the property. No binding agreements have been signed.

In addition, on March 18, 1998, the Company sold its pressure sensitive business located at the Westbrook mill to Spinnaker Industries, Inc. ("Spinnaker"). Proceeds of the sale consisted of $44.8 million of cash and a subordinated note (the "Spinnaker Note") from Spinnaker for $7.0 million. On March 31, 1998, the Company sold the Spinnaker Note to a third party for $6.7 million which was received in cash on May 1, 1998. See Note 7 - Sale of Pressure Sensitive Business to the Condensed Consolidated Financial Statements included in this Form 10-Q for further discussion.

Force Majeure Events

See Note 8 - Force Majeure Events to the Condensed Consolidated Financial Statements included in this Form 10-Q for a discussion of damages and insurance recoveries resulting from the flooding of the Westbrook mill in October 1996.

Environmental and Safety Matters

The Company is subject to a wide variety of environmental laws and regulations relating to, among other matters, air emissions, wastewater discharges, past and present landfill operations and hazardous waste management. See Note 9 Environmental and Safety Matters to the Condensed Consolidated Financial Statements included in this Form 10-Q for a discussion of these matters.

Labor Relations

In February 1997, the Company reached a settlement on a new six-year labor agreement with its three major Somerset, Maine mill unions. The ratified contract reflects more flexible work rule provisions and a 3.0% annual wage increase for the term of the agreement. In October 1, 1997 and in November 20, 1997, the Company reached settlements with both of its unions at Westbrook and both of its unions at the Mobile mill, respectively, with the unions in each case ratifying new five and six year agreements with more flexible work rule provisions. On April 17, 1998, the Company reached a settlement on a new three-year agreement with its Allentown, Pennsylvania facility union providing for a 2% annual wage increase for the term of the agreement. The Company's contract with the major union at the Muskegon mill expired on June 15, 1998. The union ratified a new six-year contract on July 3, 1998. The ratified contract reflects more flexible work rule provisions. The Company has experienced no work stoppage in the U.S. in the past eight years and believes that its relationship with its employees is satisfactory.

Long-Term Contracts

See Note 10 - Commitments and Contingencies to the Condensed Consolidated Financial Statements included in this Form 10-Q for a discussion of certain long-term contracts.

New Accounting Pronouncements

See Note 11 - New Accounting Pronouncements to the Condensed Consolidated Financial Statements in this Form 10-Q for a discussion of the Company's plans for the implementation of Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", and the Accounting Standards Executive "Reporting on the Costs of Start-up Activities".

Year 2000

The Company is addressing the millenium computer date ("Year 2000") issue with a concerted project effort which includes contracting with a national consulting group specializing in Year 2000 initiatives. A company-wide systems assessment has identified the systems requiring modification or replacement to become Year 2000 compliant. This initiative is expected to be completed by June 30, 1999 and, for those systems not currently being replaced in terms of an implementation of a company-wide integrated application system, is estimated to aggregate approximately $12.0 million in expenditures.

Control by Sappi

The Company is a wholly owned subsidiary of SDW Holdings Corporation ("Holdings."). Sappi Limited owns 100% of the issued and outstanding voting common stock and 75.07% of the common equity of Holdings in the form of Holdings Class A Common Stock. Heritage Springer Limited, a British Virgin Islands company, owns the remaining 24.93% of the common equity of Holdings in the form of Holdings non-voting, convertible Class B Common Stock.

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

                                    S.D. Warren Company

Date:  August 3, 1998               By:  /s/ TREVOR LARKAN
---------------------               ----------------------
                                    Trevor Larkan

                                    Vice President (Principal Financial Officer)