Form 10-K
period 1998-09-30
WARREN S D CO /PA/
filed 1998-12-02
CIK 935704

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                             FINANCIAL INFORMATION*

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

(MARK ONE)*

    / / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM          TO

                      COMMISSION FILE NUMBER--NOT APPLICABLE*

                               S.D. WARREN COMPANY

               (Exact name of registrant as specified in its charter)

         PENNSYLVANIA               23-2366983
 (State or other jurisdiction    (I.R.S. Employer
              of                  Identification
incorporation or organization)         No.)

 225 FRANKLIN STREET, BOSTON,         02110
              MA
    (Address of principal           (Zip Code)
      executive offices)

    REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (617) 423-7300

    Securities registered pursuant to Section 12(b) of the Act:

    NONE

    Securities registered pursuant to Section 12(g) of the Act:

    NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / /* No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   / /*

    The number of shares of Common Stock outstanding as of December 1, 1998 was 100 shares.

------------------------

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

ITEM 6.  SELECTED FINANCIAL DATA

    On December 20, 1994, SDW Acquisition Corporation ("SDW Acquisition"), a wholly owned subsidiary of SDW Holdings Corporation ("Holdings"), a Delaware corporation, acquired (the "Acquisition") from Scott Paper Company ("Scott") all of the outstanding capital stock of S.D. Warren Company ("Warren" or the "Company"), then a wholly owned subsidiary of Scott, and certain related affiliates of Scott (the "Predecessor Corporation"). Immediately following the Acquisition, SDW Acquisition merged with and into Warren, with Warren surviving. In December 1995, Scott was acquired by Kimberly-Clark Corporation ("Kimberly-Clark").

    The following table sets forth selected consolidated statement of operations data, consolidated share data and consolidated balance sheet data for S.D. Warren Company and its subsidiaries and the Predecessor Corporation. The selected financial data for the nine months ended September 24, 1994 and the period September 25, 1994 through December 20, 1994 are derived from the audited combined financial statements of the Predecessor Corporation. The selected financial data for the period December 21, 1994 through September 27, 1995, the year ended October 2, 1996 (which includes 53 weeks) and the years ended October 1, 1997 and September 30, 1998 are derived from the audited consolidated financial statements of Warren. Operating data for any periods less than one year is not necessarily indicative of the results that may be expected for the full year. Further, data for the Predecessor and Successor Corporations are not necessarily comparable as a result of a new basis of accounting for the Successor Corporation and the adoption of certain accounting policies. The following table should be read in conjunction with the consolidated financial statements and related footnotes included in Item 8 of this Form 10-K.

                                                    SEPTEMBER 25,   DECEMBER 21,
                                    NINE MONTHS         1994            1994           YEAR           YEAR           YEAR
                                       ENDED           THROUGH         THROUGH         ENDED          ENDED          ENDED
                                   SEPTEMBER 24,    DECEMBER 20,    SEPTEMBER 27,   OCTOBER 2,     OCTOBER 1,    SEPTEMBER 30,
                                       1994             1994            1995           1996           1997           1998
                                  ---------------  ---------------  -------------  -------------  -------------  -------------
                                    S.D. WARREN      S.D. WARREN
                                    COMPANY AND      COMPANY AND     S.D. WARREN    S.D. WARREN    S.D. WARREN    S.D. WARREN
                                  CERTAIN RELATED  CERTAIN RELATED   COMPANY AND    COMPANY AND    COMPANY AND    COMPANY AND
                                    AFFILIATES       AFFILIATES     SUBSIDIARIES   SUBSIDIARIES   SUBSIDIARIES   SUBSIDIARIES
                                   (PREDECESSOR)    (PREDECESSOR)    (SUCCESSOR)    (SUCCESSOR)    (SUCCESSOR)    (SUCCESSOR)
                                  ---------------  ---------------  -------------  -------------  -------------  -------------

                                                                (IN MILLIONS, EXCEPT SHARE DATA)
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
  Sales.........................     $   828.8        $   313.6       $ 1,155.8      $ 1,441.6      $ 1,405.6      $ 1,458.9
  Gross profit..................         106.4             49.9           269.8          255.0          290.2          340.5
  Selling, general and
    administrative expense......          72.1             22.2            96.7          134.1          137.6          142.6
  Restructuring.................            --               --              --             --           10.0             --
  Income from operations........          34.3             27.7           173.1          120.9          142.6          197.9
  Gain on sale of pressure
    sensitive business..........            --               --              --             --             --           30.9
  Other income (expense), net...           0.1             (0.5)            3.2           (0.1)           4.1            3.0
  Interest expense..............           6.4              2.3           106.0          108.9           99.0           71.3
  Income tax expense............          11.2              9.9            28.2            5.1           19.3           66.5
  Extraordinary items, net of
    tax.........................            --               --              --           (2.0)            --           (4.9)
  Net income....................          16.8             15.0            42.1            4.8           28.4           89.1
  Dividends and accretion on
    Warren Series B preferred
    stock.......................            --               --             9.1           13.5           15.2           16.3
  Net income (loss) applicable
    to common stockholder.......          16.8             15.0            33.0           (8.7)          13.2           72.8
CONSOLIDATED SHARE DATA:
  Net income (loss) applicable
    to common stockholder.......     $      --        $      --       $    0.33      $   (0.09)     $    0.13      $    0.73
  Weighted average common shares
    outstanding.................            --               --             100            100            100            100
CONSOLIDATED BALANCE SHEET DATA
  (AT END OF PERIOD):
  Cash and cash equivalents.....     $     4.7        $    75.0       $    62.2      $    49.0      $   180.7      $    34.7
  Working capital...............         156.2            233.2           177.6          109.4          179.9           67.4
  Total assets..................       1,676.9          1,737.1         1,887.6        1,725.4        1,632.0        1,507.5
  Total debt (including current
    maturities).................         119.8            119.3         1,127.4          948.9          767.1          580.2
  Warren Series B preferred
    stock.......................            --               --            74.5           88.0          103.2          119.5
  Parent's equity...............       1,136.5          1,219.1              --             --             --             --
  Stockholder's equity..........            --               --           364.8          356.1          369.3          383.3

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    The Company manufactures printing, publishing and specialty papers and has pulp operations vertically integrated with certain of its manufacturing facilities. The Company currently operates four paper mills with total annual production capacity of approximately 1.5 million tons of paper. The Company also owns a sheeting facility in Allentown, Pennsylvania, with annual sheeting capacity of approximately 95,000 tons, and has other sheeting capabilities located at its Muskegon, Michigan mill (162,000 tons annually) and Mobile, Alabama mill (137,000 tons annually). The Company owns approximately 905,000 acres of timberlands in the State of Maine and operates several regional distribution facilities. On November 12, 1998, the Company sold its timberlands to Plum Creek Timber Company, L.P. ("Plum Creek"). (See "Other Items--Evaluation and Sale of Noncore Assets.")

    On December 20, 1994, SDW Acquisition acquired from Scott, which has since been acquired by Kimberly-Clark, all of the outstanding capital stock of Warren. Immediately following the Acquisition, SDW Acquisition merged with and into Warren with Warren surviving.

    Warren's parent company is an indirect subsidiary of Sappi Ltd. ("Sappi").

    The Company wishes to caution readers that this discussion and analysis contains certain "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. The words "believe," "anticipate," "intend," "estimate," "plan," "assume" and other similar expressions which are predictions of or indicate future events and future trends which do not relate to historical matters identify forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which are in some cases beyond the control of the Company and may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Certain factors that may cause such differences include but are not limited to the following: global economic and market conditions; production and capacity in the United States, Europe and the Far East; production and pricing levels of pulp and paper; any major disruption in production at the Company's key facilities; alterations in trade conditions in and between the United States and other countries where the Company does business; unanticipated expenses or delays in resolving Year 2000 issues by either the Company or its significant business partners and changes in environmental, tax and other laws and regulations.

SAPPI REORGANIZATION

    On April 27, 1998, Sappi announced the integration of Warren and Sappi's four international fine paper operations (Warren, KNP Leykam, Hannover Papier, Sappi U.K.'s Blackburn mill and Sappi Fine Paper in South Africa) to create Sappi Fine Paper plc. The Sappi Fine Paper Division has a corporate head office in London. The purpose of the reorganization is to focus on Sappi's main business sectors--fine paper and forest products. Warren products are being marketed under the name Sappi Fine Paper North America. The legal entities of Holdings, Warren and Warren's subsidiaries continue to remain in existence.

MARKET OVERVIEW

    The market for coated paper has historically experienced price fluctuations which are driven by global supply/demand imbalances, inventory shifts and the availability and relative pricing of imported products. The coated freesheet sector in the United States reported improved market demand during the final quarter of fiscal 1998. Although domestic demand grew during fiscal year 1998, a large portion of this growth was absorbed by a high level of imported product. The Company managed, however, to grow its coated volume during this period indicating a growth in its market share. The increase in coated freesheet imports, together with enhanced domestic production output levels, played a key role in placing pressure on coated freesheet pricing for certain grade categories in the United States during fiscal year 1998.

    The uncoated and technical paper side of the business experienced strong demand in the latter part of fiscal year 1998 with sales volume for the fiscal year at 105% of fiscal year 1997. The Company continues to target higher margin opportunities in order to optimize sales mix. The net effect of an improvement in sales mix and aggressive market pricing contributed to relatively flat average net selling prices for this area of business compared to last year.

    Excluding the effect of the pressure sensitive business which was sold in March 1998, the specialty business, which now consists of casting and panel release papers, experienced a 6% decline in volume from fiscal year 1997 to 1998. Although sales of the Company's high-end products increased due to added capacity during the year, the low-end commodity products were depressed by the worsening economic conditions worldwide. Excess capacity in the industry has kept pricing flat in individual product lines, however improved product mix resulted in a 10% increase in the average selling price.

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

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

    SALES

    Sales for fiscal year 1998 were $1,458.9 million compared to $1,405.6 million for fiscal year 1997, an increase of $53.3 million or 3.8%. The increase was achieved primarily by a 32,000 ton or 4.1% increase in paper shipment volume during the period. Average net revenue per paper ton for the fiscal year 1998 was 0.3% lower compared to the prior fiscal year.

    COST OF GOODS SOLD

    Cost of goods sold for fiscal year 1998 was $1,118.4 million and relatively flat compared to $1,115.4 for fiscal year 1997. Cost of goods sold on a per paper ton basis decreased to $792 per ton from $820 per ton for the prior fiscal year. This $28 per ton decrease was accomplished through improvements in productivity, lower utilization per ton of raw materials and specific efficiency and cost reduction initiatives.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

    Selling, general and administrative expense totaled $142.6 million for fiscal year 1998 compared to $137.6 million for fiscal year 1997, an increase of $5.0 million. The increase is primarily attributable to $6.7 million of costs associated with becoming Year 2000 compliant offset by decreases in other administrative costs.

    EXTRAORDINARY ITEMS

    The premium paid of $5.3 million in connection with the purchase of $50.4 million face value of the Company's Senior Subordinated Notes (the "Notes"), together with the accelerated amortization of deferred financing fees relating to the purchased Notes and the repayments of term loans during fiscal year 1998, resulted in extraordinary losses aggregating $4.9 million (net of $3.4 million of tax benefits).

    OTHER INCOME (EXPENSE), NET

    Other income (expense), net includes interest income of $4.0 million and $4.4 million for fiscal years 1998 and 1997, respectively.

    INTEREST EXPENSE AND TAXES

    Interest expense for fiscal year 1998 was $71.3 million compared to $99.0 million for fiscal year 1997. The $27.7 million reduction in interest expense was primarily due to lower levels of outstanding debt and improved bank margins. Interest expense includes the normal amortization of deferred financing fees, but excludes write-offs due to accelerated reductions in related financing.

    For fiscal year 1998, income tax expense, excluding the aggregate $3.4 million of tax benefits attributable to the extraordinary losses, was $66.5 million compared to $19.3 million for fiscal year 1997. This reflects the change in the Company's earnings level including the impact of the $30.9 million gain on the sale of the Company's pressure sensitive business.

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

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

    Selling, general and administrative expense totaled $137.6 million for fiscal year 1997 compared to $134.1 million for fiscal year 1996, an increase of $3.5 million. The increase was due primarily to the opening of additional regional distribution centers, professional services supporting the Company's profit improvement initiatives, and other administrative expenses.

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

    INTEREST EXPENSE AND TAXES

    Interest expense for fiscal year 1997 was $99.0 million compared to $108.9 million for fiscal year 1996. The $9.9 million reduction in interest expense was primarily due to lower levels of outstanding debt. Interest expense includes the amortization of deferred financing fees.

    Income tax expense was $19.3 million for fiscal year 1997 compared to $5.1 million for the prior fiscal year, primarily reflecting the change in the Company's earnings level.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $166.2 million for fiscal year 1998 as compared to $222.6 million for fiscal year 1997. The lower amount in 1998 resulted from higher investments in inventory and accounts receivable (exclusive of the effects of the sale of the pressure sensitive business) at September 30, 1998 compared to October 1, 1997 as well as lower current liabilities, with the fiscal year 1997 reflecting corresponding reductions in working capital investment. The higher income from operations in fiscal year 1998 partially offset this difference.

    The Company's operating working capital was $0.4 million at September 30, 1998 compared to a deficit at October 1, 1997 of $11.6 million. Operating working capital is defined as trade accounts receivable, other receivables and inventories less accounts payable and accrued and other current liabilities. The increase primarily resulted from increases in inventory and trade and other receivables and a net decrease in accounts payable and accrued and other current liabilities.

    Capital expenditures for fiscal year 1998 were $111.0 million, up from $61.0 million for fiscal year 1997. Of the $111.0 million, $19.8 million was related to construction in progress on the Company's new sheeting and warehouse facility at the Muskegon, Michigan mill. Expenditures for fiscal year 1998 also include $15.7 million for the company-wide integrated application system implementation in progress. Expenditures for this implementation are expected to aggregate $48.8 million through calendar year 1999. In addition, the Company believes that environmental compliance expenditures, the bulk of which are for cluster rules compliance, will aggregate approximately $70.0 million to $112.0 million through 2001, of which $20.0 million has already been incurred. The Company believes that cash generated by operations and net proceeds from the sale of certain noncore assets will be sufficient to meet its ongoing operating and capital expenditure requirements.

    Net cash used in financing activities was $251.3 million for fiscal year 1998 compared to $177.3 million for the previous year. The Company made term loan prepayments aggregating $115.0 million during fiscal year 1998 compared with prepayments of $182.5 million made in the prior fiscal year. In addition, as part of the modification of its credit arrangement, Warren repaid $11.3 million of its term loans in March 1998. In June 1998, the Company purchased $50.4 million face value of the Notes for cash of $55.7 million. The current maturities of long-term debt balance of $6.4 million at September 30, 1998 consists primarily of the amounts payable in September 1999 under the Company's term loan facility under the Credit Agreement (as defined below). The Company may continue to purchase the Notes subject to opportune pricing.

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

    LONG-TERM DEBT AND PREFERRED STOCK

    On March 6, 1998, Holdings and Warren modified Warren's credit arrangement with a group of domestic and international lenders by refinancing the $196.3 million aggregate balance outstanding under Warren's Tranche A and Tranche B term loans, and entering into the Second Amended and Restated

Credit Agreement (the "Credit Agreement"). The Credit Agreement consists of (1) a seven-year amortizing Term Loan, originally in an aggregate amount of $185.0 million, (2) a $250.0 million Revolving Credit Facility and (3) a $136.3 million Letter of Credit Facility. See Note 11--Long-Term Debt in the Notes to Consolidated Financial Statements included in this Form 10-K for further discussion of the Credit Agreement.

    At September 30, 1998, long-term debt was $573.8 compared to $739.8 million at October 1, 1997, a decrease of $166.0 million. At September 30, 1998, Warren did not have any borrowings outstanding under the Revolving Credit Facility, resulting in an unused borrowing capacity of approximately $233.4 million, after giving effect to outstanding letters of credit, which may be used to finance working capital needs. In addition, Warren had approximately $136.3 and $150.8 million of letters of credit outstanding under its Letter of Credit Facility at September 30, 1998 and October 1, 1997, respectively.

    The Credit Agreement contains restrictive covenants which limit the Company with respect to certain matters including, among other things, the ability to incur debt, pay dividends, make acquisitions, sell assets, merge, grant or incur liens, guarantee obligations, make investments or loans, make capital expenditures, create subsidiaries or change its line of business. The Credit Agreement also restricts the Company from prepaying certain of its indebtedness. Under the Credit Agreement, the Company is required to satisfy certain financial covenants which will require the Company to maintain specified financial ratios, including a minimum interest coverage ratio, a maximum leverage ratio and a net worth test.

    The Company has elected to enter into fixed rate interest protection agreements on a portion of its outstanding debt. Debt covered by such interest rate protection agreements was $25.0 million at September 30, 1998 and $205.0 million at October 1, 1997. The one agreement for $25.0 million remaining at September 30, 1998 expires in January 2000.

    The Company does not currently anticipate paying any cash dividends on the Warren Series B Redeemable Exchangeable Preferred Stock (the "Warren Series B Preferred Stock") for any period ending on or prior to December 15, 1999. In addition, the terms of the Credit Agreement and the Indenture relating to the Notes limit the amount of cash dividends the Company may pay with respect to preferred stock and other equity securities both before and after that date. See the Notes to Consolidated Financial Statements. The Company has the right to exchange the Warren Series B Preferred Stock for subordinated exchange debentures. If the Company exercises this right prior to December 15, 1999, it will be the intention of the Company thereafter to settle the quarterly interest accruals in cash.

    FINANCIAL INSTRUMENTS

    The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt. The Company has used interest rate swaps to the degree indicated above as a means of protection against a portion of interest rate risk associated with the current debt balances.

    The Company does not hold derivative financial instruments for trading purposes.

OTHER ITEMS

    EVALUATION AND SALE OF NONCORE ASSETS

    In May 1997, the chairman of Sappi announced that Sappi was evaluating the sale of noncore assets throughout the Sappi group. Consequently, Warren investigated the sale or monetization of businesses not within its main area of focus. Consistent with this strategy, on March 18, 1998, the Company sold its pressure sensitive business located at the Westbrook, Maine mill to Spinnaker Industries, Inc. ("Spinnaker"). Proceeds of the sale consisted of $44.8 million of cash and a subordinated note (the "Spinnaker Note") for $7.0 million. On March 31, 1998, the Company sold the Spinnaker Note to a third party for $6.7 million which was received in cash on May 1, 1998. See Note 4--Evaluation and Sale of Noncore Assets in the Notes to Consolidated Financial Statements included in this Form 10-K for further discussion.

    On November 12, 1998 the Company sold its interests in approximately 905,000 acres of timberlands located in Maine and certain machinery and equipment to Plum Creek in exchange for a note receivable with a fair market value of $177.1 million and cash of approximately $3.0 million. To consummate the sale, the Company transferred all of its timberlands and related machinery and equipment to a wholly-owned limited liability company, all of the membership interest of which was then sold to Plum Creek. The timberlands and machinery and equipment sold are shown in the Company's balance sheet at September 30, 1998 as assets under agreement to sell. The respective carrying amounts of the timberlands and machinery and equipment are $96.0 million and $2.9 million. These assets have been classified as long-term consistent with the long-term nature of the note received from Plum Creek.

    The Company and Plum Creek executed a fiber supply agreement (the "supply agreement"), with an initial term of 25 years and with three five-year renewal options. Under the supply agreement, the Company will purchase hardwood pulpwood at an annual minimum of 300,000 to 375,000 tons, or approximately 13% of the Company's annual requirements, at market prices.

    The Company has determined to not, at this stage, pursue the sale of the energy assets at its Muskegon, Somerset and Westbrook mills.

    FORCE MAJEURE EVENT

    See Note 5--Force Majeure Event in the Notes to Consolidated Financial Statements included in this Form 10-K for a discussion of damages and insurance recoveries resulting from the flooding of the Westbrook mill in October 1996.

    ENVIRONMENTAL AND SAFETY MATTERS

    The Company is subject to a wide variety of environmental laws and regulations relating to, among other matters, air emissions, wastewater discharges, past and present landfill operations and hazardous waste management. See Note 14--Environmental and Safety Matters in the Notes to Consolidated Financial Statements included in this Form 10-K for a discussion of these matters.

    LABOR RELATIONS

    With ratification of a new six year contract with the major union at its Muskegon, Michigan mill effective July 3, 1998, the Company has successfully negotiated new long-term labor contracts which reflect more flexible work rule provisions at each of its production sites. The current labor contracts for Somerset Muskegon, Mobile and Westbrook expire in 2002, 2004, 2003 and 2002, respectively. The Company has experienced no work stoppage in the U.S. in the past eight years and believes that its relationship with its employees is satisfactory.

    LONG-TERM CONTRACTS

    See Note 15--Commitments and Contingencies in the Notes to Consolidated Financial Statements included in this Form 10-K for a discussion of certain long-term contracts.

    YEAR 2000

    The statements in this section are "Year 2000 readiness disclosure" within the meaning of the "Year 2000 Information and Disclosure Act."

    The millennium computer date ("Year 2000") issue is the result of computer programs using a two digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to correctly interpret dates beyond the year 1999, which could cause systems failure or other computer errors, leading to a significant disruption in operations and the potential for short-term business failure. All of these issues are collectively referred to as the Year 2000 issue.

    The Company commenced its Year 2000 remediation project during the fourth quarter of fiscal year 1996. The enterprise-wide project is intended to remediate the cross-century date processing problem within the Company's computer systems including embedded production control systems and data communications infrastructure. The Company has contracted with a national consulting firm specializing in Year 2000 initiatives. The consulting firm is employing its compliance methodology and staff to advise and assist in the management of the Company's Year 2000 remediation project.

    The Company completed the compilation of the enterprise systems inventory and the assignment of compliance strategies was substantially completed in the third quarter of fiscal year 1997. The enterprise systems inventory includes the Company's business applications, manufacturing execution systems, production control systems and computing environments. The embedded systems inventory was substantially completed in July 1998.

    Compliance strategies employed by the Year 2000 project team include: system remediation (compliance modifications), system retirement and system replacement (which includes certain systems being replaced by the implementation of a company-wide integrated application system ("the integrated system")). Detailed project plans and established project milestones are used to monitor the progress of the Company's compliance strategies. The target completion date for compliance of all material systems is June 30, 1999. Project progress is reported monthly to the Company's Year 2000 project Executive Steering Committee. Currently, the project is progressing as planned, although there can be no assurance that the Company will not encounter unexpected delays.

    The Company's Year 2000 contingency plans include the establishment of milestones or "trigger" dates to test the progress and confirm the validity of the Company's various compliance strategies. If the expected measure of progress is not attained by a "trigger date", alternative strategies are evaluated and the appropriate strategy initiated. The Company also has system component-based impact definition and failure resolution plans which describe the potential for failure within a system, alternatives for system remediation, and prescribe failure recovery solutions. Technology and business failure resolution teams will be maintained into the first calendar quarter of 2000.

    With respect to the Year 2000 assessment of the Company's critical business partners, the Year 2000 project team is working with Company representatives to identify material vendors and customers whose Year 2000 failure could have a material adverse effect on Warren's manufacturing or distribution processes. These vendors and customers are being contacted and asked to complete and return a Year 2000 compliance questionnaire for Warren's assessment. Both returned questionnaires and the absence of responses are being reviewed to assess exposure to risky vendors. This business partner assessment will continue and intensify through 1999, particularly in relation to the Company's significant vendors and customers.

    For those systems not being replaced by the implementation of the integrated system, the Year 2000 initiative is estimated to cost a total of $14.0 million, which includes $13.1 million for remediation services by third party consultants and $0.3 million for new hardware and software. Through fiscal year 1998, $6.7 million of primarily consulting costs have been expensed, all of which are included in the results of operations for fiscal year 1998. Costs to implement the integrated system are estimated to aggregate $48.8 million which includes $24.1 million, $9.2 million and $5.5 million for consulting, software and hardware, respectively. Through fiscal year 1998, $15.7 million of costs, which include $6.0 million of consulting costs and $5.2 million of software costs, have been capitalized. All of the $15.7 million in costs were expended in fiscal year 1998. There can be no assurance that these costs will not increase as the Company continues to implement its integrated systems and Year 2000 project.

    CONTROL BY SAPPI

    The Company is a wholly owned subsidiary of Holdings. Sappi owns 100% of the issued and outstanding voting common stock and 75.07% of the common equity of Holdings in the form of Holdings Class A Common Stock. Heritage Springer Limited, a British Virgin Islands company, owns the remaining 24.93% of the common equity of Holdings in the form of Holdings non-voting, convertible Class B Common Stock.

CONSIDERATIONS RELATING TO HOLDINGS' CASH OBLIGATIONS

    The Company expects that it may make certain cash payments to Holdings or other affiliates during fiscal 1999 to the extent cash is available and to the extent it is permitted to do so under the terms of the Credit Agreement, the Indenture relating to the Notes and the terms of the Warren Series B Preferred Stock. Such payments may include, among other things, (i) amounts under a tax sharing agreement between the Company and Holdings necessary to enable Holdings to pay the Company's taxes, (ii) administrative fees to Holdings and amounts to cover specified costs and expenses of Holdings, (iii) an annual advisory fee for management advisory services to Sappi and/or its affiliates, the payment of which is limited to $1.0 million in any one year and (iv) any dividends that might be paid to Sappi.

    Because Holdings has no material assets other than the outstanding common stock of Warren (all of which is pledged to the lenders under the Company's Credit Agreement) and all of the operations of Holdings (other than the management of its investment in Warren) are currently conducted through Warren and its subsidiaries, Holdings' ability to meet its cash obligations is dependent upon the earnings of Warren and its subsidiaries and the distribution or other provision of those earnings to Holdings. Holdings has no material indebtedness outstanding (other than advances that may be owed from time to time to Warren and guarantees in respect of indebtedness of Warren and its subsidiaries). Holdings does, however, have various obligations with respect to its equity securities (including in respect of registration rights granted by Holdings) that have required and are likely to continue to require cash expenditures by Holdings. The Company believes that the Credit Agreement, the Indenture relating to the Notes and the Warren Series B Preferred Stock permit Warren to pay a dividend or otherwise provide funds to Holdings to enable Holdings to meet its known cash obligations for the foreseeable future, provided that Warren meets certain conditions. Among such conditions are that Warren maintain specified financial ratios and comply with certain financial tests.

NEW ACCOUNTING PRONOUNCEMENTS

    See Note 2--Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this Form 10-K for a discussion of the Company's plans for the implementation of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and the Accounting Standards Executive Committee's Statement of Position 98-5, "Reporting on the Costs of Start-up Activities."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Intentionally Omitted.*

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    PAGE
                                                                    ----

 Independent Auditors' Report.....................................   13

 Consolidated Financial Statements:
 Consolidated Statements of Operations for the years ended October
   2, 1996, October 1, 1997 and September 30, 1998................   14

 Consolidated Balance Sheets as of October 1, 1997 and September
   30, 1998.......................................................   15

 Consolidated Statements of Cash Flows for the years ended October
   2, 1996, October 1, 1997 and September 30, 1998................   16

 Consolidated Statements of Changes in Stockholder's Equity for
   the years ended October 2, 1996, October 1, 1997 and September
   30, 1998.......................................................   17

 Notes to Consolidated Financial Statements.......................   18

 Financial Statement Schedule:
   II--Valuation and Qualifying Accounts..........................   40

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of S.D. Warren Company and subsidiaries:

    We have audited the consolidated balance sheets of S.D. Warren Company and subsidiaries (the "Company") as of September 30, 1998 and October 1, 1997 and the related consolidated statements of operations, changes in stockholder's equity, and cash flows for each of the three years in the period ended September 30, 1998. Our audits also included the financial statement schedule listed in the Index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 1998 and October 1, 1997 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
October 22, 1998 (November 12, 1998 as to the second and third paragraphs of Note 4)

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                              YEAR ENDED
                                                ---------------------------------------
                                                OCTOBER 2,   OCTOBER 1,   SEPTEMBER 30,
                                                   1996         1997          1998
                                                ----------   ----------   -------------
 Sales........................................   $1,441.6     $1,405.6      $1,458.9
 Cost of goods sold...........................    1,186.6      1,115.4       1,118.4
                                                ----------   ----------   -------------
 Gross profit.................................      255.0        290.2         340.5
 Selling, general and administrative
   expense....................................      134.1        137.6         142.6
 Restructuring................................         --         10.0            --
                                                ----------   ----------   -------------
 Income from operations.......................      120.9        142.6         197.9
 Gain on sale of pressure sensitive business           --           --          30.9
 Other income (expense), net..................       (0.1)         4.1           3.0
 Interest expense.............................      108.9         99.0          71.3
                                                ----------   ----------   -------------
 Income before income taxes and extraordinary
   items......................................       11.9         47.7         160.5
 Income tax expense...........................        5.1         19.3          66.5
                                                ----------   ----------   -------------
 Income before extraordinary items............        6.8         28.4          94.0
 Extraordinary items, net of tax..............       (2.0)          --          (4.9)
                                                ----------   ----------   -------------
 Net income...................................        4.8         28.4          89.1
 Dividends and accretion on Warren Series B
   redeemable exchangeable preferred stock....       13.5         15.2          16.3
                                                ----------   ----------   -------------
 Net income (loss) applicable to common
   stockholder................................   $   (8.7)    $   13.2      $   72.8
                                                ----------   ----------   -------------
                                                ----------   ----------   -------------
 Earnings (loss) per common share:
     Income (loss) before extraordinary items
       applicable to common stockholder.......   $  (0.07)    $   0.13      $   0.78
                                                ----------   ----------   -------------
                                                ----------   ----------   -------------
     Net income (loss) applicable to common
       stockholder............................   $  (0.09)    $   0.13      $   0.73
                                                ----------   ----------   -------------
                                                ----------   ----------   -------------
 Weighted average number of shares
   outstanding................................        100          100           100
                                                ----------   ----------   -------------
                                                ----------   ----------   -------------

          See accompanying notes to consolidated financial statements.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                    OCTOBER 1,   SEPTEMBER 30,
                                                                       1997          1998
                                                                    ----------   -------------
                              ASSETS
 Current assets:
     Cash and cash equivalents....................................   $  180.7      $   34.7
     Trade accounts receivable, net...............................       40.3          43.0
     Other receivables............................................       14.8          18.1
     Inventories, net.............................................      163.4         166.8
     Deferred income taxes........................................       28.3          28.5
     Other current assets.........................................        9.8          10.2
                                                                    ----------   -------------
         Total current assets.....................................      437.3         301.3
 Plant assets, net................................................      951.1         970.5
 Timber resources, net............................................       95.6            --
 Assets under agreement to sell...................................         --          98.9
 Goodwill, net....................................................       90.1          84.4
 Deferred financing fees, net.....................................       35.4          28.0
 Other assets, net................................................       22.5          24.4
                                                                    ----------   -------------
         Total assets.............................................   $1,632.0      $1,507.5
                                                                    ----------   -------------
                                                                    ----------   -------------
               LIABILITIES AND STOCKHOLDER'S EQUITY
 Current liabilities:
     Current maturities of long-term debt.........................   $   27.3      $    6.4
     Accounts payable.............................................      121.0         129.7
     Accrued and other current liabilities........................      109.1          97.8
                                                                    ----------   -------------
         Total current liabilities................................      257.4         233.9
                                                                    ----------   -------------
 Long-term debt:
     Term loans...................................................      251.5         138.6
     Senior subordinated notes....................................      375.0         324.6
     Other........................................................      113.3         110.6
                                                                    ----------   -------------
         Total long-term debt.....................................      739.8         573.8
                                                                    ----------   -------------
 Deferred income taxes............................................       48.7          81.7
                                                                    ----------   -------------
 Other liabilities................................................      113.6         115.3
                                                                    ----------   -------------
         Total liabilities........................................    1,159.5       1,004.7
                                                                    ----------   -------------
 Commitments and contingencies (Notes 11, 13, 14 and 15)
 Warren Series B redeemable exchangeable preferred stock
   (liquidation value, $110.6 and $126.1, respectively)...........      103.2         119.5
                                                                    ----------   -------------
 Stockholder's equity:
     Common stock ($.01 par value; 1,000 shares authorized; 100 shares issued and outstanding at October 1, 1997 and
       September 30, 1998)........................................         --            --
     Capital in excess of par value...............................      331.8         321.4
     Retained earnings............................................       37.5          61.9
                                                                    ----------   -------------
         Total stockholder's equity...............................      369.3         383.3
                                                                    ----------   -------------
         Total liabilities and stockholder's equity...............   $1,632.0      $1,507.5
                                                                    ----------   -------------
                                                                    ----------   -------------

          See accompanying notes to consolidated financial statements.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                              YEAR ENDED
                                                ---------------------------------------
                                                OCTOBER 2,   OCTOBER 1,   SEPTEMBER 30,
                                                   1996         1997          1998
                                                ----------   ----------   -------------
 Cash Flows from Operating Activities:
   Net income.................................    $   4.8      $  28.4       $  89.1
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation.............................       86.8         86.6          80.9
     Cost of timber harvested and amortization
       of logging roads.......................        0.9          2.1           1.8
     Amortization of intangibles..............       27.5         26.6           8.1
     Loss on force majeure event..............     --              0.6        --
     Deferred income taxes....................        4.3          3.8          32.8
     Extraordinary items......................        3.3       --               8.3
     Gain on sale of pressure sensitive
       business...............................     --           --             (30.9)
     Other....................................     --             (3.6)          1.4
   Changes in assets and liabilities:
     Trade and other accounts receivable,
       net....................................       80.3         28.2         (10.9)
     Inventories, net.........................       30.8         32.3         (13.0)
     Accounts payable, accrued and other
       current liabilities....................       (6.8)        28.2          (2.0)
     Other assets and liabilities.............      (15.3)       (10.6)          0.6
                                                ----------   ----------   -------------
       Net cash provided by operating
         activities...........................      216.6        222.6         166.2
                                                ----------   ----------   -------------
 Cash Flows from Investing Activities:
   Investments in plant assets and timber
     resources................................      (51.3)       (61.0)       (111.0)
   Proceeds from disposals of plant assets and
     timber resources.........................     --            151.0           0.4
   Proceeds from sale of pressure sensitive
     business.................................     --           --              51.5
   Refurbishment of plant assets..............     --            (40.1)       --
   Insurance proceeds to refurbish plant
     assets...................................     --             40.9        --
   Other investing activities.................        2.7         (4.4)         (1.8)
                                                ----------   ----------   -------------
       Net cash provided by (used in)
         investing activities.................      (48.6)        86.4         (60.9)
                                                ----------   ----------   -------------
 Cash Flows from Financing Activities:
   Proceeds from issuance of long-term debt...     --             38.1        --
   Repayments of long-term debt, including
     premiums paid............................     (178.2)      (214.0)       (191.0)
   Dividend paid to parent....................     --           --             (58.2)
   Other financing activities.................       (3.0)        (1.4)         (2.1)
                                                ----------   ----------   -------------
       Net cash used in financing
         activities...........................     (181.2)      (177.3)       (251.3)
                                                ----------   ----------   -------------
 Net change in cash and cash equivalents......      (13.2)       131.7        (146.0)
 Cash and cash equivalents:
   Beginning of period........................       62.2         49.0         180.7
                                                ----------   ----------   -------------
   End of period..............................    $  49.0      $ 180.7       $  34.7
                                                ----------   ----------   -------------
                                                ----------   ----------   -------------

          See accompanying notes to consolidated financial statements.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                CAPITAL
                                                                  IN
                                                                EXCESS
                                                                  OF
                                                COMMON  COMMON    PAR     RETAINED
                                                SHARES  STOCK    VALUE    EARNINGS   TOTAL
                                                ------  ------  -------   --------   ------
 Balance, September 28, 1995..................   100    $--     $331.8     $ 33.0    $364.8
   Net income.................................   --      --       --          4.8       4.8
   Dividends accrued and accretion on Warren
     Series B redeemable exchangeable
     preferred stock..........................   --      --       --        (13.5)    (13.5)
                                                ------  ------  -------   --------   ------

 Balance, October 2, 1996.....................   100     --      331.8       24.3     356.1
   Net income.................................   --      --       --         28.4      28.4
   Dividends accrued and accretion on Warren
     Series B redeemable exchangeable
     preferred stock..........................   --      --       --        (15.2)    (15.2)
                                                ------  ------  -------   --------   ------

 Balance, October 1, 1997.....................   100     --      331.8       37.5     369.3
   Net income.................................   --      --       --         89.1      89.1
   Dividends accrued and accretion on Warren
     Series B redeemable exchangeable
     preferred stock..........................   --      --       --        (16.3)    (16.3)
   Dividend paid to parent....................   --      --      (10.4)     (47.8)    (58.2)
   Consent fees and other charges.............   --      --       --         (0.6)     (0.6)
                                                ------  ------  -------   --------   ------

 Balance, September 30, 1998..................   100    $--     $321.4     $ 61.9    $383.3
                                                ------  ------  -------   --------   ------
                                                ------  ------  -------   --------   ------

          See accompanying notes to consolidated financial statements.

                      S.D. WARREN COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BUSINESS

    S.D. Warren Company and subsidiaries (the "Company" or "Warren") manufactures printing, publishing and specialty papers and has pulp and timberland operations vertically integrated with certain of its manufacturing facilities. Together these represent the Company's single line of business. The Company currently operates four paper mills, a sheeting facility and several distribution facilities. Prior to November 12, 1998, the Company also owned approximately 905,000 acres of timberlands in the State of Maine. On November 12, 1998, the Company sold its timberlands (See Note 4).

    FORMATION AND ACQUISITION

    On December 20, 1994, SDW Acquisition Corporation ("SDW Acquisition"), a direct wholly-owned subsidiary of SDW Holdings Corporation ("Holdings"), the Company's parent, acquired (the "Acquisition") from Scott Paper Company ("Scott") all of the outstanding capital stock of Warren, and certain related affiliates of Scott. Immediately following the Acquisition, SDW Acquisition merged with and into Warren, with Warren surviving. Scott has since been acquired by Kimberly-Clark Corporation ("Kimberly-Clark"). Holdings is an indirect subsidiary of Sappi Limited ("Sappi")

    SAPPI REORGANIZATION

    On April 27, 1998, Sappi announced the integration of Warren with Sappi's four international fine paper operations (KNP Leykam, Hannover Papier, Sappi U.K.'s Blackburn mill and Sappi Fine Paper in South Africa) to create Sappi Fine Paper plc. The Sappi Fine Paper Division has a corporate head office in London. The purpose of the reorganization is to focus on Sappi's main business sectors--fine paper and forest products. Warren products are being marketed under the name of Sappi Fine Paper North America. The legal entities of Holdings, Warren and Warren's subsidiaries continue to remain in existence.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                      S.D. WARREN COMPANY AND SUBSIDIARIES

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist primarily of highly liquid investments with insignificant interest rate risk and original maturities of three months or less at the date of acquisition. Similar investments with original maturities beyond three months are considered short-term marketable securities. At October 1, 1997 and September 30, 1998, the Company had no short-term marketable securities.

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

    Expenditures for renewals and improvements which increase the useful life or capacity of plant assets are capitalized. For retirements or sales of assets which have not been fully depreciated, the cost of plant assets and the related accumulated depreciation are removed from the asset account. The Company records gains and losses on the retirement or sale of plant assets when realized.

    Interest expense is capitalized on major construction projects, including timber resources, discussed below, to the extent that such timber has not yet matured. For fiscal years 1996, 1997 and 1998, the Company capitalized interest of approximately $1.9 million, $3.7 million and $4.1 million, respectively.

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

    COSTS OF COMPUTER SOFTWARE DEVELOPED FOR INTERNAL USE

    The Company capitalizes direct costs of developing internal-use computer software, including costs of external materials and services, and payroll and related costs for employees directly associated with the project to the extent their time is spent directly on the project. The costs will be amortized over the estimated useful life of the completed software. As of September 30, 1998, $15.7 million of costs have been incurred which are directly related to the Company's implementation of a company-wide integrated application system. These costs have been included in plant assets.

                      S.D. WARREN COMPANY AND SUBSIDIARIES

    GOODWILL

    Goodwill, which resulted from Sappi's 1994 acquisition of the Company, is being amortized for financial statement purposes on a straight-line basis over 25 years. On an ongoing basis, the carrying value of goodwill is evaluated on the basis of whether anticipated operating cash flows generated by the acquired businesses are adequate to recover the recorded asset balance over its estimated useful life. The goodwill balance at October 1, 1997 and September 30, 1998 was approximately $90.1 million and $84.4 million, respectively, net of accumulated amortization of approximately $11.1 million and $15.1 million, respectively.

    DEFERRED FINANCING FEES

    Deferred financing fees are being amortized over the life of the related debt and are recorded net of accumulated amortization of approximately $25.5 million and $34.5 million at October 1, 1997 and September 30, 1998, respectively. As a result of the partial early extinguishment of debt during fiscal years 1996 and 1998, the Company recorded pre-tax extraordinary losses of $3.3 million and $3.0 million, respectively, related to the write-off of deferred financing fees which were partially offset by a deferred tax benefit of $1.3 million in each year. The Company also extinguished certain debt during fiscal year 1997. The net gain (loss) on such extinguishments was not significant. (See Note 11.)

    OTHER ASSETS

    Other assets include intangible assets, primarily patents, aggregating $17.7 million and $14.3 million at October 1, 1997 and September 30, 1998, respectively. These intangible assets are being amortized over their average estimated useful lives of approximately 11 years. Intangibles are stated net of accumulated amortization of approximately $5.3 million and $6.8 million at October 1, 1997 and September 30, 1998, respectively.

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

                      S.D. WARREN COMPANY AND SUBSIDIARIES

    WORKERS' COMPENSATION INSURANCE

    The Company has a combination of self-insured and insured workers' compensation programs. The self-insurance claim liability for workers' compensation is based on claims reported and actuarial estimates of adverse developments and claims incurred but not reported. The Company's workers' compensation liability is discounted to reflect the passage of several years before the claims related to a particular year are paid in full. The liability has been determined based on an actuarial valuation as the timing of payments associated therewith are reasonably estimable. The present value of such claims was determined using a discount rate of 5.5% for fiscal years 1997 and 1998. The gross liability was $39.9 million and $31.3 million at October 1, 1997 and September 30, 1998, respectively.

    RESEARCH AND DEVELOPMENT EXPENDITURES

    Expenditures for research and development are charged to expense as incurred. Research and development costs were $15.6 million, $13.6 million and $13.5 million for fiscal years 1996, 1997 and 1998, respectively. These expenditures are included in selling, general and administrative expense in the accompanying consolidated statements of operations.

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

    EARNINGS PER COMMON SHARE

    The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", effective October 2, 1997. SFAS No. 128 replaces the presentation of primary earnings per share with basic earnings per share, which excludes dilution, and requires the dual presentation of basic and diluted earnings per share. The adoption of SFAS No. 128 had no effect on the Company's earnings per share due to the absence of dilutive instruments in all periods presented.

    Earnings per common share is computed using the weighted average number of common shares outstanding during the period. For purposes of computing income
(loss) per share applicable to common stockholder, the Company's income before extraordinary items and net income (loss) have been reduced by Warren Series B Preferred Stock dividends and accretion (See Note 19).

                      S.D. WARREN COMPANY AND SUBSIDIARIES

    CASH PAID FOR INCOME TAXES

    Cash paid for income taxes for fiscal years 1996, 1997 and 1998 was $4.7 million, $10.6 million and $35.5 million, respectively. Cash received for income tax refunds in fiscal years 1997 and 1998 was $4.9 million and $0.8 million, respectively.

    CASH PAID FOR INTEREST

    Cash paid for interest during fiscal years 1996, 1997 and 1998 was $112.3 million, $86.7 million and $75.8 million, respectively.

    ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", both of which will be effective for the Company in fiscal year 1999. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 131 establishes standards for the way that public business enterprises report selected information about operating segments. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The implementation of SFAS Nos. 130 and 131 is not expected to have a material effect on the Company's consolidated financial statements.

    In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which the Company is required to implement no later than fiscal year 1999. SFAS No. 132 is an amendment to SFAS Nos. 87, 88 and 106. The statement standardizes disclosure requirements for pension and postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain other disclosures. The implementation of SFAS No. 132 is not expected to have a material effect on the Company's consolidated financial statements.

    In April 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities", which the Company is required to implement no later than fiscal year 2000. SOP 98-5 establishes standards that require start-up and organization costs to be expensed as incurred. The implementation of SOP 98-5 is not expected to have a material effect on the Company's consolidated financial statements.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and is effective for the Company in the first quarter of fiscal year 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The Company believes the adoption of SFAS No. 133 will not have a material effect on its consolidated financial statements.

    RECLASSIFICATIONS

    Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

                      S.D. WARREN COMPANY AND SUBSIDIARIES

NOTE 3--RESTRUCTURING

    In October 1996, the Company commenced a restructuring plan which resulted in a charge of $10.0 million to cover the costs related to the reduction of approximately 200 salaried positions, or approximately 14% of the Company's salaried work force. Substantially all amounts had been expended at September 30, 1998.

NOTE 4--EVALUATION AND SALE OF NONCORE ASSETS

    In May 1997, the chairman of Sappi announced that Sappi was evaluating the sale of noncore assets throughout the Sappi group. Consequently, Warren investigated the sale or monetization of businesses not within its main area of focus. Consistent with this strategy, on March 18, 1998, the Company sold its pressure sensitive business located at the Westbrook, Maine mill to Spinnaker Industries, Inc. ("Spinnaker"). This business unit manufactures pressure sensitive paper products in roll form which are sold to label printers that produce products used primarily for informational labels and product identification. Proceeds of the sale consisted of $44.8 million of cash and a subordinated note (the "Spinnaker Note") for $7.0 million. On March 31, 1998, the Company sold the Spinnaker Note to a third party for $6.7 million which was received in cash on May 1, 1998. The Company recognized a pretax gain from the sale of the business unit (net of the loss on the sale of the Spinnaker Note) of $30.9 million. Sales of the pressure sensitive business unit included in the accompanying consolidated statements of operations for fiscal 1997 and 1998 were approximately $62.1 million and $27.7 million, respectively.

    On November 12, 1998 the Company sold its interests in approximately 905,000 acres of timberlands located in Maine and certain machinery and equipment to Plum Creek Timber Company, L.P. ("Plum Creek") in exchange for a note receivable with a fair market value of $177.1 million and cash of approximately $3.0 million. To consummate the sale, the Company transferred all of its timberlands and related machinery and equipment to a wholly-owned limited liability company, all of the membership interest of which was then sold to Plum Creek. The timberlands and machinery and equipment sold are shown in the accompanying consolidated balance sheet at September 30, 1998 as assets under agreement to sell. The respective carrying amounts of the timberlands and machinery and equipment are $96.0 million and $2.9 million. These assets have been classified as long-term consistent with the long-term nature of the note received from Plum Creek.

    The Company and Plum Creek executed a fiber supply agreement (the "supply agreement"), with an initial term of 25 years and with three five-year renewal options. Under the supply agreement, the Company will purchase hardwood pulpwood at an annual minimum of 300,000 to 375,000 tons, or approximately 13% of the Company's annual requirements, at market prices.

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

                      S.D. WARREN COMPANY AND SUBSIDIARIES

NOTE 6--TRADE ACCOUNTS RECEIVABLE AND MAJOR CUSTOMER INFORMATION

                                                 OCTOBER 1,     SEPTEMBER 30,
                                                    1997            1998
                                                -------------   -------------
                                                        (IN MILLIONS)
 Trade accounts receivable....................      $45.3           $48.4
 Allowance for doubtful accounts..............       (5.0)           (5.4)
                                                    -----           -----
                                                    $40.3           $43.0
                                                    -----           -----
                                                    -----           -----

    In April 1996, the Company, through a bankruptcy remote subsidiary, S.D. Warren Finance Co. ("SDWF"), entered into a receivables sales agreement that provides the Company with a five-year $110 million revolving accounts receivable securitization facility (the "A/R Facility"). Under this facility and pursuant to a purchase and contribution agreement between the Company and SDWF, the Company sells to SDWF, on a non-recourse basis, all rights and interests in its accounts receivable. Pursuant to the receivables purchase agreement, SDWF, in turn, securitizes certain interests in the accounts receivable pool owned by SDWF under similar terms to a third party purchaser.

    The A/R Facility also contains restrictive covenants which limit SDWF with respect to certain matters including, among other things, the maintenance of a certain net worth and the ability to incur liens, extend credit terms beyond their stated maturity, change its credit policy, create subsidiaries or change its line of business. The A/R Facility also limits SDWF's ability to pay dividends, incur indebtedness or amend other agreements related to the A/R Facility without the consent of the third-party purchaser. In addition, the A/R Facility requires that SDWF maintain certain ratios related to the performance of the underlying accounts receivable, including a delinquency ratio, a default ratio and a loss-to-liquidation ratio.

    The Company's trade accounts receivable, shown in the table above, are net of $93.2 million and $72.0 million at October 1, 1997 and September 30, 1998, respectively, which represent accounts receivable that were securitized and sold under the A/R Facility.

    The Company had sales to customers outside of the United States ("export sales") of $179.1 million, $186.2 million and $185.0 million, for fiscal years 1996, 1997 and 1998, respectively. Export sales are primarily to Canada, Europe, Australia, Latin America and the Far East. Export sales do not exceed 10% of total sales for any geographic region. Sales outside North America are primarily handled by the Company's affiliates under the common control of Sappi.

    Sales to unaffiliated customers which individually exceed 10% of total sales amounted to approximately 52.5%, 51.9% and 53.8% of sales for fiscal years 1996, 1997 and 1998, respectively. Each of these customers is a merchant that resells the Company's paper products to a wide range of end users. The loss of any of these customers could have a material effect on the Company's business and consolidated results of operations. Sales to each such customer are indicated below (in millions):

                                                              YEAR ENDED
                                                ---------------------------------------
                                                OCTOBER 2,   OCTOBER 1,   SEPTEMBER 30,
                                                   1996         1997          1998
                                                ----------   ----------   -------------
 1............................................    $355.0       $360.3         $353.0
 2............................................     201.9        169.9          202.9
 3............................................     199.8        199.6          228.6

                      S.D. WARREN COMPANY AND SUBSIDIARIES

    At October 1, 1997 and September 30, 1998, approximately 41.5% and 45.2%, respectively, of the Company's net trade receivables, including those receivables which are securitized and sold, were concentrated in these three customers.

NOTE 7--INVENTORIES, NET (IN MILLIONS)

                                                OCTOBER 1,   SEPTEMBER 30,
                                                   1997          1998
                                                ----------   -------------
 Finished products............................    $ 76.7        $ 81.6
 Work in process..............................      21.4          26.3
 Pulp, logs and pulpwood......................      23.9          24.5
 Maintenance parts and other supplies.........      41.4          34.4
                                                ----------      ------
                                                  $163.4        $166.8
                                                ----------      ------
                                                ----------      ------

NOTE 8--PLANT ASSETS (IN MILLIONS)

                                                OCTOBER 1,   SEPTEMBER 30,
                                                   1997          1998
                                                ----------   -------------
 Plant assets, at cost:
     Land and buildings.......................   $  174.4      $  175.5
     Plant and equipment......................      991.3       1,085.3
                                                ----------   -------------
                                                  1,165.7       1,260.8
     Accumulated depreciation.................     (214.6)       (290.3)
                                                ----------   -------------
                                                 $  951.1      $  970.5
                                                ----------   -------------
                                                ----------   -------------

                      S.D. WARREN COMPANY AND SUBSIDIARIES

NOTE 9--INCOME TAXES

    Income before income taxes and extraordinary items for fiscal years 1996, 1997 and 1998 was from domestic sources.

    The components of the tax provisions before extraordinary items are as follows (in millions):

                                                              YEAR ENDED
                                                ---------------------------------------
                                                OCTOBER 2,   OCTOBER 1,   SEPTEMBER 30,
                                                   1996         1997          1998
                                                ----------   ----------   -------------
 Current:
     Federal..................................    $(1.1)       $13.5          $27.1
     Foreign..................................     (1.2)       --            --
     State and local..........................      1.8          2.0            4.8
                                                  -----        -----          -----
         Total current........................     (0.5)        15.5           31.9
                                                  -----        -----          -----
 Deferred:
     Federal..................................      5.3          1.9           24.9
     Foreign..................................      1.2        --            --
     State and local..........................     (0.9)         1.9            9.7
                                                  -----        -----          -----
         Total deferred.......................      5.6          3.8           34.6
                                                  -----        -----          -----
                                                  $ 5.1        $19.3          $66.5
                                                  -----        -----          -----
                                                  -----        -----          -----

    The components of the deferred tax provisions before extraordinary items are as follows (in millions):

                                                              YEAR ENDED
                                                ---------------------------------------
                                                OCTOBER 2,   OCTOBER 1,   SEPTEMBER 30,
                                                   1996         1997          1998
                                                ----------   ----------   -------------
 Inventory....................................    $ (0.1)      $  1.2        $ (0.8)
 Plant assets.................................      93.0         28.3           0.5
 Accrued and other liabilities................     (35.5)       (15.6)         28.6
 AMT credit carryforwards.....................      (3.7)       (14.9)        (28.1)
 Tax loss carryforwards.......................     (41.7)         4.8          34.4
 Other credits................................      (6.4)       --           --
                                                ----------   ----------      ------
 Deferred tax provision.......................    $  5.6       $  3.8        $ 34.6
                                                ----------   ----------      ------
                                                ----------   ----------      ------

                      S.D. WARREN COMPANY AND SUBSIDIARIES

    The components of the deferred tax assets and (liabilities) are as follows (in millions):

                                                OCTOBER 1,    SEPTEMBER 30,
                                                   1997           1998
                                                -----------   -------------
 Current:
 Deferred tax assets:
     Restructuring reserves...................    $   1.3        $   0.3
     Accrued and other liabilities............       24.4           24.9
     Inventory................................        6.3            7.1
                                                -----------   -------------
         Total current deferred tax assets....       32.0           32.3
 Deferred tax liabilities:
     Accrued and other liabilities and
       prepaids...............................       (3.7)          (3.8)
                                                -----------   -------------
 Net current deferred tax asset...............       28.3           28.5
                                                -----------   -------------
 Noncurrent:
 Deferred tax assets:
     Alternative minimum tax credit
       carryforwards..........................       27.9           56.0
     Tax loss carryforwards...................       36.9            2.5
     Accrued and other liabilities............       73.7           40.7
                                                -----------   -------------
         Total noncurrent deferred tax
           assets.............................      138.5           99.2
                                                -----------   -------------
 Deferred tax liabilities:
     Plant assets.............................     (134.3)        (134.8)
     Other....................................      (52.9)         (46.1)
                                                -----------   -------------
         Total noncurrent deferred tax
           liability..........................     (187.2)        (180.9)
                                                -----------   -------------
 Net noncurrent deferred tax liability........      (48.7)         (81.7)
                                                -----------   -------------
     Net deferred tax liability...............    $ (20.4)       $ (53.2)
                                                -----------   -------------
                                                -----------   -------------

    The differences between the U.S. statutory income tax rate and the Company's effective income tax rate before extraordinary items are as follows:

                                                              YEAR ENDED
                                                ---------------------------------------
                                                OCTOBER 2,   OCTOBER 1,   SEPTEMBER 30,
                                                   1996         1997          1998
                                                ----------   ----------   -------------
 U.S. statutory income tax rate...............      35.0%        35.0%         35.0%
 State income taxes, net of federal benefit...       5.2          5.3           5.9
 Other factors................................       2.7          0.2           0.5
                                                   -----        -----         -----
 Effective tax rate...........................      42.9%        40.5%         41.4%
                                                   -----        -----         -----
                                                   -----        -----         -----

                      S.D. WARREN COMPANY AND SUBSIDIARIES

    As of September 30, 1998, the Company had available federal and state tax net operating loss carryforwards of approximately $7.3 million. For federal tax purposes, the loss carryforwards will begin to expire in the year 2011. For state tax purposes, the loss carryforwards will expire between the years 2001 and 2011. The Company also has available federal and state alternative minimum tax credit carryforwards for tax return purposes of $56.0 million which will carry forward to future taxable years indefinitely.

NOTE 10--ACCRUED AND OTHER CURRENT LIABILITIES (IN MILLIONS)

                                                OCTOBER 1,   SEPTEMBER 30,
                                                   1997          1998
                                                ----------   -------------
 Accrued salaries, wages and employee
   benefits...................................    $ 48.0        $ 44.4
 Accrued interest.............................      23.5          18.8
 Accrued workers' compensation................       3.6           5.0
 Other accrued expenses.......................      34.0          29.6
                                                ----------      ------
                                                  $109.1        $ 97.8
                                                ----------      ------
                                                ----------      ------

NOTE 11--LONG-TERM DEBT

                                                OCTOBER 1,   SEPTEMBER 30,
                                                   1997          1998
                                                ----------   -------------
                                                      (IN MILLIONS)
 Bank term loans under Credit Agreement.......    $271.3        $145.0
 Warren Series B Senior Subordinated Notes....     375.0         324.6
 Revenue bonds................................     119.5         110.6
 Other........................................       1.3        --
                                                ----------      ------
                                                   767.1         580.2
 Current maturities of long-term debt.........      27.3           6.4
                                                ----------      ------
 Long-term debt...............................    $739.8        $573.8
                                                ----------      ------
                                                ----------      ------

    CREDIT AGREEMENT

    On March 6, 1998 Holdings and Warren entered into the Second Amended and Restated Credit Agreement (the "Credit Agreement"), with a group of domestic and international lenders. The Credit Agreement consists of (1) a seven-year amortizing Term Loan, originally in an aggregate amount of $185.0 million, (2) a $250.0 million Revolving Credit Facility and (3) a $136.3 million Letter of Credit Facility (together collectively referred to herein as the "Credit Facilities").

    Loans under the Credit Agreement bear interest at a rate equal to, at the Company's option, (1) the ABR Rate plus the Applicable Margin ("ABR Loans") or
(2) the Eurodollar Rate (adjusted for reserves) for the respective interest period plus the Applicable Margin ("Eurodollar Loans"). Applicable Margin means a percentage annum rate ranging (a) in the case of ABR Loans, from 0% to 1.00% and (b) in the case of Eurodollar loans, from 0.75% to 2.00%, in each case determined by the Company's achievement of a certain financial ratio determined from the most recent financial statements of the Company calculated as of the last day of each fiscal quarter on a rolling four quarters basis. ABR Rate means the highest of (1) the prime rate, (2) the secondary market rate for three-month certificates of deposit (adjusted for reserves) plus 1.00% and (3) the federal funds rate in effect from time to time plus 0.5%.

                      S.D. WARREN COMPANY AND SUBSIDIARIES

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

    The Credit Agreement contains restrictive covenants which limit Holdings, Warren and their subsidiaries with respect to certain matters including, among other things, the ability to incur debt, pay dividends, make acquisitions, sell assets, merge, grant or incur liens, guarantee obligations, make investments or loans, make capital expenditures, create subsidiaries or change its line of business. The Credit Agreement also restricts Warren from prepaying certain of its indebtedness. Under the Credit Agreement, Warren is required to satisfy certain financial covenants which require Warren to maintain specified financial ratios and comply with certain financial tests, including a minimum interest coverage ratio, a maximum leverage ratio, and a net worth test. Such covenants are not considered by the Company to be of a restrictive nature in conducting its business activities. As of September 30, 1998, management believes the Company is in compliance with all covenants.

    TERM LOAN

    Pursuant to the Credit Agreement as originally written, the Term Loan was payable in semi-annual installments beginning in September 1998 with a final maturity in March 2005. Subsequent to the $40.0 million prepayment (as discussed below), the payment schedule was revised to commence semi-annual installments in September 1999. At September 30, 1998, the Term Loan was a Eurodollar loan with a weighted-average interest rate of 6.50%. Warren is required to prepay the Term Loan with (1) 50% of the net cash proceeds of certain aggregate asset sales in excess of $50.0 million and (2) 100% of the net proceeds of incurrences of indebtedness, to the extent that the aggregate exceeds $20.0 million. Unless the Company achieves a certain financial ratio, as defined, Warren will be required to prepay the Term Loan annually in an amount equal to 50% of the Excess Cash Flow (as defined) of Warren and its subsidiaries for the prior fiscal year. Excess Cash Flow prepayments relating to fiscal years 1996, 1997 and 1998 were not required.

    The Company may also make optional prepayments without premium or penalty at any time (subject to payments of certain termination costs if other than on the last day of an interest period under certain circumstances).

    REVOLVING CREDIT FACILITY

    Under the Revolving Credit Facility, which expires in March 2005, Warren can borrow up to $250.0 million. In addition, $75.0 million of the Revolving Credit Facility is available to Warren for letters of credit. At October 1, 1997 and September 30, 1998, $11.0 million and $16.6 million, respectively, of the Revolving Credit facility was utilized to guarantee the issuance of letters of credit. At October 1, 1997 and September 30, 1998, availability under the Revolving Credit Facility was $239.0 million and $233.4 million, respectively. In addition, Warren pays a quarterly commitment fee between 0.20% and 0.50% per annum on the unused portion of the Revolving Credit facility based on the achievement of a certain financial ratio. At October 1, 1997 and September 30, 1998, the Company had no loans outstanding under the Revolving Credit Facility.

                      S.D. WARREN COMPANY AND SUBSIDIARIES

    LETTER OF CREDIT FACILITY

    Warren had approximately $150.8 million and $136.3 million of letters of credit outstanding under the Letter of Credit Facility at October 1, 1997 and September 30, 1998, respectively, in support of its ongoing obligations under tax-exempt bond financings and certain leases. Warren pays a commission, which is based on the achievement of a certain financial ratio, of between 0.75% and 2.00% on outstanding letters of credit and an issuance fee of 0.125% per annum on letters of credit issued.

    WARREN SERIES B SENIOR SUBORDINATED NOTES

    The Warren 12% Series B Senior Subordinated Notes due 2004 (the "Notes") are unsecured, subordinated obligations of Warren and rank (i) junior in right of payment to all existing and future Senior Debt (as defined for purposes of the Notes), including obligations of Warren under the Credit Agreement and (ii) senior in right of payment to or PARI PASSU in right of payment with all existing and future subordinated indebtedness.

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

    At September 30, 1998 the Company is obligated under revenue bonds aggregating $110.6 million which are due from 2002 to 2022 and bear interest from 5.90% to 7.375%.

    LONG-TERM DEBT REPAYMENTS

    During fiscal year 1998, Warren made prepayments on its term loans under the Credit Agreement for aggregate amounts of $86.3 million (including amounts repaid pursuant to the modification of the credit arrangement) and $40.0 million. Also in fiscal year 1998, the Company purchased $50.4 million face value of the Notes for $55.7 million of cash. The premium paid of $5.3 million to purchase the Notes, together with the accelerated amortization of deferred financing fees relating to the purchased Notes and the repayments of term loans, resulted in an aggregate extraordinary loss of $4.9 million (net of a $3.4 million tax benefit).

    FUTURE MATURITIES OF LONG-TERM DEBT

    Scheduled maturities of long-term debt, including sinking fund payments, at September 30, 1998 are as follows (in millions):

1999..................................................................  $  6.4
2000..................................................................    12.8
2001..................................................................    17.1
2002..................................................................    23.0
2003..................................................................    27.7
Thereafter............................................................   493.2
                                                                        ------
                                                                        $580.2
                                                                        ------
                                                                        ------

                      S.D. WARREN COMPANY AND SUBSIDIARIES

NOTE 12--FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

    The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable and debt. In addition, the Company uses interest rate swaps as a means of managing interest rate risk associated with outstanding debt. Summarized below are the carrying values and fair values of the Company's financial instruments. The carrying amounts for cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the table below:

                                                                                   SEPTEMBER 30,
                                                               OCTOBER 1, 1997         1998
                                                              -----------------  -----------------
                                                              CARRYING    FAIR   CARRYING    FAIR
                                                               AMOUNT    VALUE    AMOUNT    VALUE
                                                              --------   ------  --------   ------
BALANCE SHEET FINANCIAL INSTRUMENTS (IN MILLIONS):
Term loans..................................................   $271.3    $271.3   $145.0    $145.0
Notes.......................................................    375.0     422.1    324.6     353.8
Revenue bonds and other.....................................    120.8     126.6    110.6     120.8
Interest rate caps and swaps................................      0.0      (1.1)     0.0      (0.9)

    The fair values of the Notes and revenue bonds were estimated by the Company based upon quotations provided by a nationally recognized pricing service. The principal amounts of the Term Loans approximate market value since they are variable rate instruments which reprice as often as monthly.

    The Company's off-balance sheet financial instruments include the letters of credit under both the Revolving Credit Facility and the Letter of Credit Facility, interest rate caps and swaps, and the A/R Facility. At October 1, 1997, the carrying amount of the premium associated with the interest rate caps and swaps had been fully amortized. Unrealized losses related to the interest rate caps and swaps approximated $1.1 million and $0.9 million at October 1, 1997 and September 30, 1998, respectively. At these two dates, respectively, the total carrying amounts of accounts receivable reflect $93.2 million and $72.0 million of reductions related to the A/R Facility. There are no unrealized losses on the A/R Facility at October 1, 1997 or September 30, 1998.

    The fair value of interest rate swaps and caps is the estimated amount that the Company would pay to terminate the swap agreement at the balance sheet date, taking into account current interest rates and the current credit worthiness of the swap counterparties.

    A significant portion of the Company's sales and accounts receivable are from major customers (See Note 6). None of the Company's other financial instruments represent a concentration of credit risk because the Company has dealings with a variety of major banks and customers worldwide. None of the Company's off-balance sheet financial instruments would result in a significant loss to the Company if the other party failed to perform according to the terms of its agreement, as any such loss would generally be limited to the unrealized gain in any contract.

NOTE 13--LEASES

    On July 29, 1997, the Company entered into a sale/leaseback arrangement involving the sale of one of the paper machines at its Somerset, Maine mill for $150.4 million. In connection with the transaction, the Company entered into a 15 year agreement to lease back the paper machine. Rental payments of approximately $7.6 million are made semi-annually in arrears in January and July. The sale/leaseback arrangement is being accounted for as an operating lease. The gain on the transaction of approximately $17.4 million was deferred and is being amortized as an adjustment to future rent payments. The Company used approximately $100.3 million of the proceeds from the sale to make a mandatory prepayment on its

                      S.D. WARREN COMPANY AND SUBSIDIARIES

Term Loans in July 1997. Rental expense relating to this lease, net of amortization of deferred gain, was $2.3 million and $14.0 million for fiscal years 1997 and 1998, respectively.

    The Company also leases office and warehouse space and various office and other manufacturing equipment under operating leases. Unexpired lease terms for operating leases range from one to six years. Most leases contain renewal options and options to purchase such equipment at fair market value. Rental expense relating to these leases was $3.5 million, $4.2 million and $3.2 million for fiscal years 1996, 1997 and 1998, respectively.

    Additionally, the Company has other commitments, which expire in 2008, to operate a biomass cogeneration facility adjacent to its Westbrook mill and to purchase its steam and electricity output on a take-or-pay basis (the "Cogeneration Obligation"). Under the Cogeneration Obligation, the Company paid approximately $7.0 million, $7.5 million and $7.7 million for fiscal years 1996, 1997 and 1998, respectively.

    The future minimum obligations under leases (including the Somerset paper machine lease) and other commitments as of September 30, 1998 are as follows (in millions):

                                                              OPERATING      OTHER
YEAR ENDING SEPTEMBER                                          LEASES     COMMITMENTS
------------------------------------------------------------  ---------   -----------
1999........................................................    $ 21.7       $7.3
2000........................................................      19.4        7.4
2001........................................................      18.2        8.8
2002........................................................      17.0       12.1
2003........................................................      16.8        8.9
Thereafter..................................................     151.5       41.4
                                                              ---------     -----
                                                                $244.6       $85.9
                                                              ---------     -----
                                                              ---------     -----

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

    In addition to conventional pollutants, minute quantities of dioxins and other chlorinated organic compounds may be contained in the wastewater effluent of the Company's bleached kraft pulp mills in Somerset and Westbrook, Maine and Muskegon, Michigan. The most recent National Pollutant Discharge Elimination system ("NPDES") wastewater permit limits proposed by the Environmental Protection Agency ("EPA") would limit dioxin discharges from the Company's Somerset and Westbrook mills. While the permit limitations at these two facilities are being challenged, the Company continues to operate under existing EPA permits in accordance with accepted administrative practice.

                      S.D. WARREN COMPANY AND SUBSIDIARIES

    The Company's Muskegon mill is involved, as one of various industrial plaintiffs, in litigation with the County of Muskegon (the "County") regarding a 1994 ordinance governing the County's industrial wastewater pre-treatment program. The lawsuit challenges, among other things, the treatment capacity availability and local effluent limit provisions of the ordinance. In July 1996, the court hearing the lawsuit rendered a decision substantially in favor of the Company and other plaintiffs. The County appealed the court's decision. In July 1998, the appeals court affirmed the lower court's decision. In June 1997, the EPA sued the County for failure to implement and enforce its industrial pre-treatment operations associated with its operation of the wastewater facility. The Company is uncertain as to the effects, if any, of this action on its current dispute with the County which has raised the industrial users' contractual rights as an issue in the EPA lawsuit. The group of industrial users and municipalities intervened in the lawsuit. The imposition of currently proposed permit limits or the failure of the Muskegon lawsuit could require substantial additional expenditures, including short-term expenditures, and may lead to substantial fines for any noncompliance. In December 1997, the County notified the Company and other industrial users of its intentions to terminate their service agreements on January 1, 2000. The Company believes that under Michigan contract law, related contracts and county bond resolutions, the County does not have the authority to unilaterally terminate the service agreements.

    In November 1993, the EPA announced proposed regulations that would impose new air and water quality standards aimed at further reductions of pollutants from pulp and paper mills, particularly those conducting bleaching operations (generally referred to as the "cluster rules"). The cluster rules were published on April 15, 1998, with compliance with the rules generally required beginning in 2001. The Company believes that environmental compliance expenditures, the bulk of which are for the cluster rules compliance, will require aggregate capital expenditures of approximately $70.0 million to $112.0 million through 2001, of which $20.0 million has already been incurred. The ultimate financial impact to the Company of compliance with the cluster rules will depend upon the cost and availability of new technology.

    The Company believes that none of these matters, individually or in the aggregate, is expected to have a material adverse effect on its consolidated financial position, results of operations or cash flows.

NOTE 15--COMMITMENTS AND CONTINGENCIES

    In connection with the Acquisition, Warren entered into long-term (25 years initially, subject to mill closures and certain FORCE MAJEURE events) agreements with Scott (now Kimberly-Clark) for the supply of pulp and water and the treatment of effluent at the Mobile mill. Wood pulp is supplied generally at market prices. Pulp prices are discounted due to the elimination of freight costs associated with delivering pulp to Warren's Mobile mill and pulp quantities are subject to minimum (162,000 tons per year) and maximum (208,000 tons per year) limits. Prices for other services to be provided by Kimberly-Clark are generally based upon cost. During fiscal years 1996, 1997 and 1998, the Company purchased pulp and utilities under these agreements aggregating $148.0 million, $108.0 million and $109.3 million, respectively. On May 4, 1998, the Company announced an agreement with Kimberly-Clark to terminate the long-term pulp supply contract effective September 1, 1999. The cancellation of the pulp contract is expected potentially to benefit the Company's paper making operations by providing for increased flexibility in procuring fiber from competitive global market sources. In addition, the Company believes the contract cancellation will allow for improved paper machine scheduling efficiencies and product mix. The cancellation of the pulp contract did not materially impact the Company's earnings for the year ended September 30, 1998. The Company has a long-term agreement (the "Energy Agreement") with Mobile Energy Services Corporation ("MESC") to buy electric power and steam for the Mobile paper mill at rates generally comparable to market tariffs, including fuel cost and capital recovery components. Kimberly-Clark has announced their

                      S.D. WARREN COMPANY AND SUBSIDIARIES
intention to close their pulp mill at the Mobile site effective September 1999. The closure of the Kimberly-Clark pulp mill may result in a MESC default under certain bond indentures. The Company is currently evaluating the impact on continued MESC operations of the closure of the Kimberly-Clark pulp mill. Loss of biomass and black liquor fuels currently provided to MESC by the pulp mill could have an adverse impact on the Company's energy rates.

    A substantial majority of the Company's electricity requirements are satisfied through its own generation or cogeneration agreements. The Company's power requirements at its Somerset mill are currently satisfied through a cogeneration agreement whereby the mill cogenerates electricity and sells the output to Central Maine Power ("CMP") at market rates. The CMP agreement relating to the Somerset mill also provides, but does not require, that the mill purchase electricity from CMP at the standard industrial tariff rate. The Somerset agreement expires in the year 2012. The Company previously had a long-term agreement with CMP relating to the Westbrook mill, which expired on October 31, 1997. This long-term agreement with CMP has been replaced with a short-term agreement pursuant to which the Westbrook mill cogenerates electricity and sells any excess output not used by the mill to CMP at market rates. The short-term agreement for the Westbrook mill will expire on December 31, 1998. As of the date of the Acquisition, the Company established a deferred asset and deferred liability of approximately $32.3 million and $15.0 million, respectively, to reflect the fair value of the Somerset and now expired Westbrook agreements. For fiscal years 1996 and 1997, amortization expense related to the deferred asset approximated $12.0 million and $9.5 million, respectively. As of October 1, 1997, the asset was fully amortized. Amortization of the deferred liability commenced in fiscal year 1998 with $2.9 million amortized in fiscal year 1998. Power sales revenue is recognized by the Company at the time that power is provided to or used by CMP based on fixed rates per kilowatt hour in the case of the Westbrook agreement and variable rates per kilowatt hour in the case of the Somerset agreement.

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

NOTE 16--RETIREMENT BENEFITS

    PENSION PLANS

    The Company has four defined-benefit, trusteed pension plans that provide retirement benefits for substantially all employees. Benefits provided are primarily based on employees' years of service and compensation. The Company's funding policy complies with the requirements of Federal law and regulations. Plan assets consist of equity securities, bonds and short-term investments. The current portion of the net pension liability, detailed below, was $9.8 million and $12.9 million at October 1, 1997 and September 30, 1998, respectively.

                      S.D. WARREN COMPANY AND SUBSIDIARIES

    The funded status of the pension plans is shown below (in millions):

                                          OCTOBER 1,   SEPTEMBER 30,
                                             1997          1998
                                          ----------   -------------
Actuarial present value of benefit
 obligation:
    Vested..............................    $102.9        $130.7
    Nonvested...........................      20.1          27.1
                                          ----------      ------
    Accumulated benefit obligation......     123.0         157.8
Additional obligation for future salary
 increases..............................      34.6          39.9
                                          ----------      ------
Projected benefit obligation............     157.6         197.7
Plan assets at fair value...............     147.5         174.1
                                          ----------      ------
Projected benefit obligation in excess
 of plan assets.........................     (10.1)        (23.6)
Unrecognized components.................     (19.3)         (8.3)
                                          ----------      ------
Accrued pension cost....................     (29.4)        (31.9)
Contributions...........................       3.5           5.6
Additional minimum liability............     --             (3.4)
                                          ----------      ------
Net pension liability...................    $(25.9)       $(29.7)
                                          ----------      ------
                                          ----------      ------

    The net pension cost for the plans includes the following components (in millions):

                                                                  YEAR ENDED
                                                    ---------------------------------------
                                                    OCTOBER 2,   OCTOBER 1,   SEPTEMBER 30,
                                                       1996         1997          1998
                                                    ----------   ----------   -------------
Service cost-benefits earned during the period....    $  6.3       $  6.0         $  7.1
Interest cost on projected benefit obligation.....       9.8         10.5           12.3
Actual return on plan assets......................     (14.1)       (13.4)         (26.2)
Net deferral......................................       4.9          2.0           12.6
                                                    ----------   ----------       ------
Net pension cost..................................    $  6.9       $  5.1         $  5.8
                                                    ----------   ----------       ------
                                                    ----------   ----------       ------

    The projected benefit obligation at October 1, 1997 and September 30, 1998 was determined using assumed discount rates of 7.75% and 7.0%, respectively, and assumed long-term rates of compensation increases of 4.5% and 3.75%, respectively. The assumed rate of return on plan assets (on an annualized basis) was 9.0% and 9.25% for fiscal years 1997 and 1998, respectively.

    SAVINGS PLANS

    Warren currently sponsors two 401(k) defined contribution plans covering substantially all Warren employees pursuant to which Warren is obligated to match employee contributions, up to specified amounts. Warren contributions to these plans totaled $5.3 million, $5.5 million and $5.3 million for fiscal years 1996, 1997 and 1998, respectively.

    SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

    Effective in fiscal year 1996, Warren approved a Supplemental Executive Retirement Plan ("SERP"). Key executives are eligible to participate in the SERP provided such individuals meet specified criteria upon retirement. Payments pursuant to the plan are made at the time key executives retire. The related

                      S.D. WARREN COMPANY AND SUBSIDIARIES
expense is recorded in each fiscal year based on actuarially determined amounts. To date, payments made and expenses incurred pursuant to the plan have not been material to Warren's consolidated results of operations or cash flows.

NOTE 17--POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

    Warren sponsors a defined benefit postretirement plan that provides health care and life insurance benefits to eligible retired employees. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of service. The current portion of Warren's net postretirement liability, detailed below, was $0.2 million and $0.7 million at October 1, 1997 and September 30, 1998, respectively.

    The following schedule provides the plan's funded status and obligations (in millions):

                                                    OCTOBER 1,   SEPTEMBER 30,
                                                       1997          1998
                                                    ----------   -------------
Accumulated postretirement benefit obligation
  (APBO):
    Retirees......................................    $  3.4         $  6.8
    Active participants...........................      30.8           33.1
                                                    ----------       ------
    Total APBO....................................      34.2           39.9
Plan assets at fair value.........................     --            --
                                                    ----------       ------
APBO in excess of plan assets.....................     (34.2)         (39.9)
Unrecognized prior service cost...................      (0.9)          (0.8)
Unrecognized net actuarial gain...................      (1.8)          (0.7)
                                                    ----------       ------
Net postretirement liability......................    $(36.9)        $(41.4)
                                                    ----------       ------
                                                    ----------       ------

    Components of the net periodic postretirement benefit expense are as follows (in millions):

                                                                  YEAR ENDED
                                                    ---------------------------------------
                                                    OCTOBER 2,   OCTOBER 1,   SEPTEMBER 30,
                                                       1996         1997          1998
                                                    ----------   ----------   -------------
Service cost......................................     $2.6         $2.5           $2.5
Interest cost on APBO.............................      2.3          2.4            2.6
                                                        ---          ---            ---
Net postretirement benefit cost...................     $4.9         $4.9           $5.1
                                                        ---          ---            ---
                                                        ---          ---            ---

    The discount rates used to estimate the accumulated benefit obligations as of October 1, 1997 and September 30, 1998 were 7.75% and 7.0%, respectively. The initial health care cost trend rates used to value the APBO were 9.0%, 6.75% and 6.0% at October 2, 1996, October 1, 1997 and September 30, 1998, respectively, decreasing gradually to an ultimate rate of 5.25%, 4.75% and 4.0% in the year 2007. A one-percentage point increase in the assumed health care trend rate for each future year would increase the APBO by approximately 7.4% at September 30, 1998 and would increase the sum of the benefits earned and interest cost components of net postretirement benefit cost for 1998 by approximately 9.9%.

                      S.D. WARREN COMPANY AND SUBSIDIARIES

NOTE 18--OTHER LIABILITIES (IN MILLIONS)

                                                    OCTOBER 1,   SEPTEMBER 30,
                                                       1997          1998
                                                    ----------   -------------
Accrued workers' compensation.....................    $ 29.6         $ 20.2
Accrued pension and other postretirement
  benefits........................................      52.8           57.5
Deferred gain on sale/leaseback...................      15.9           14.8
Other accrued liabilities.........................      15.3           22.8
                                                    ----------       ------
                                                      $113.6         $115.3
                                                    ----------       ------
                                                    ----------       ------

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

    The Company may elect not to pay dividends in cash on or prior to December 15, 1999, in which case such unpaid dividends shall accrue and become part of the Specified Amount, as defined, of the Warren Series B Preferred Stock upon which dividends must be paid. Dividends are cumulative and accrue quarterly at a rate of 14% per annum of (a) the liquidation preference amount and (b) the amount of accrued but unpaid dividends from prior dividend accrual periods ending on or prior to December 15, 1999 ("Accumulated Dividends"). In addition, the terms of the Credit Agreement and the Indenture relating to the Notes limit the amount of cash dividends the Company may pay with respect to the Warren Series B Preferred Stock both before and after that date. Cumulative dividends on Warren Series B Preferred Stock that have not been paid at October 1, 1997 and September 30, 1998 are $35.6 million and $51.2 million, respectively, and are included in the carrying amount of the Warren Series B Preferred Stock as indicated below (in millions):

Balance, September 28, 1995...........................................  $ 74.5
    Dividends and accretion on Warren Series B Preferred Stock........    13.5
                                                                        ------
Balance, October 2, 1996..............................................    88.0
    Dividends and accretion on Warren Series B Preferred Stock........    15.2
                                                                        ------
Balance, October 1, 1997..............................................   103.2
    Dividends and accretion on Warren Series B Preferred Stock........    16.3
                                                                        ------
Balance, September 30, 1998...........................................  $119.5
                                                                        ------
                                                                        ------

    REDEMPTION

    The Warren Series B Preferred Stock is redeemable at the option of Warren, in whole or in part, at any time on or after December 15, 2001 at redemption prices (expressed as a percentage of the Specified Amount) set forth below plus all accrued and unpaid liquidated damages and dividends (excluding any

                      S.D. WARREN COMPANY AND SUBSIDIARIES

Accumulated Dividends), if any, if redeemed during the year ended beginning on December 15 of the years indicated below:

YEAR                                                          PERCENTAGE
------------------------------------------------------------  -----------
2001........................................................    104.2%
2002........................................................    102.8%
2003........................................................    101.4%
2004........................................................    100.0%

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

    At any scheduled dividend payment date, Warren may, at its option exchange all of the shares of the Warren Series B Preferred Stock then outstanding for Warren 14% Series B Subordinated Exchange Debentures due 2006.

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

NOTE 20--RELATED PARTY TRANSACTIONS

    Pursuant to the limitations on restricted payments outlined in the Credit Agreement, the indenture relating to the Notes and the Warren Series B Preferred Stock, the Company may make cash payments to Holdings, including, among other things, (i) amounts under a tax sharing agreement to be entered into between the Company and Holdings necessary to enable Holdings to pay the Company's taxes and
(ii) administrative fees to Holdings and amounts to cover various specified costs and expenses of Holdings. The associated administrative fee expensed was $1.0 million for each of fiscal years 1996, 1997 and 1998.

    Warren has contracted through a management services agreement (the "Management Services Agreement") and central cost allocation agreement (the "Central Cost Allocation Agreement") with two subsidiaries of Sappi, Sappi International Management AG ("SIM") and Sappi Management Services Limited ("SMS"), to provide management advisory services. The aggregate fee paid by Warren to SIM and SMS is limited to an annual amount of $1.0 million. The aggregate fees charged to Warren by SIM and SMS were $1.0 milion in each of fiscal years 1996, 1997 and 1998. These agreements, which may be terminated by either party with six months written notice, are based upon cost reimbursement plus a profit markup of 10%.

    Warren has also entered into a cross licensing agreement with Sappi Deutschland, the worldwide holding company for all European and U.S. business operations of the Sappi group, and Hannover Papier AG ("Hannover"), a subsidiary of Sappi. Pursuant to this agreement, Warren and Hannover have agreed

                      S.D. WARREN COMPANY AND SUBSIDIARIES
to enter into specific written agreements to share paper processing techniques and have also agreed to enter into specific distribution agreements whereby Warren has agreed to use its distribution network in the United States to facilitate and increase Hannover's exports. Sappi Deutschland will facilitate the licensing process. No specific agreements have been entered into in connection with this cross licensing agreement as of September 30, 1998.

    Warren ships products to certain Sappi subsidiaries (Sappi Europe, SA, Specialty Pulp Services and U.S. Paper). These subsidiaries then sell Warren's products to external customers at market prices and remit the proceeds from such sales to Warren, net of a 5% sales commission. Net of commissions, Warren shipped $102.8 million, $126.2 million and $114.9 million of products to Sappi subsidiaries for fiscal years 1996, 1997 and 1998, respectively. Trade accounts receivable at October 1, 1997 and September 30, 1998 included approximately $24.5 million and $18.1 million, respectively, due from subsidiaries of Sappi. Amounts as of October 1, 1997 and September 30, 1998 are included in the pool of receivables securitized under the A/R Facility (See Note 6).

    Warren also imports products from certain Sappi affiliates (Sappi UK, Ltd., Hannover Papier, and beginning in the fourth quarter of fiscal 1998, KNP Leykam) for sale to Warren's North American customers. Warren sells these products at market prices and remits the proceeds, net of a 5% sales commission, to the Sappi affiliates. Net of commissions, Warren imported approximately $10.6 million, $21.9 million and $26.8 million of products from certain Sappi affiliates for fiscal years 1996, 1997 and 1998, respectively.

                                                                     SCHEDULE II

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

                                                                   BALANCE AT                DEDUCTIONS    BALANCE AT
                                                                   BEGINNING    COSTS AND   (PRINCIPALLY     END OF
                                                                   OF PERIOD    EXPENSES    WRITE-OFFS)      PERIOD
                                                                   ----------   ---------   ------------   ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year ended September 30, 1998....................................     $5.0        $2.7          $2.3          $5.4
Year ended October 1, 1997.......................................      5.3         1.3           1.6           5.0
Year ended October 2, 1996.......................................      5.6          --           0.3           5.3

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Intentionally Omitted.*

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Intentionally Omitted.*

ITEM 11.  EXECUTIVE COMPENSATION

    Intentionally Omitted.*

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Intentionally Omitted.*

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Intentionally Omitted.*

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    Intentionally Omitted.*

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

                                S.D. WARREN COMPANY

                                By:             /s/ MONTE R. HAYMON
                                     -----------------------------------------
                                                  Monte R. Haymon
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: December 1, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                President, Chief Executive
     /s/ MONTE R. HAYMON          Officer and Director
------------------------------    (Principal Executive       December 1, 1998
       Monte R. Haymon            Officer)

                                Chief Financial Officer,
                                  Vice President,
     /s/ TREVOR L. LARKAN         Treasurer, Assistant
------------------------------    Secretary and Director     December 1, 1998
       Trevor L. Larkan           (Principal Financial and
                                  Accounting Officer)

      /s/ O. HARLEY WOOD
------------------------------  Vice President and           December 1, 1998
        O. Harley Wood            Director

       /s/ JAMES FRICK
------------------------------  Director                     December 1, 1998
         James Frick

      /s/ EUGENE VAN AS
------------------------------  Director                     December 1, 1998
        Eugene Van As

    /s/ WILLIAM E. HEWITT
------------------------------  Director                     December 1, 1998
      William E. Hewitt

    /s/ ANDRIES J.G. VLOK
------------------------------  Director                     December 1, 1998
      Andries J.G. Vlok

     /s/ D'OEKO BOSSCHER
------------------------------  Director                     December 1, 1998
       D'oeko Bosscher