Form 10-Q
period 1998-12-30
WARREN S D CO /PA/
filed 1999-02-05
CIK 935704

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                       FORM 10-Q FINANCIAL INFORMATION*
                       --------------------------------

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended DECEMBER 30,1998

                                      OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _________________ to __________________


                      Commission file number: 33-88496*

                             S.D. WARREN COMPANY
                             -------------------
            (Exact name of registrant as specified in its charter)

Pennsylvania                                                     23-2366983
------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                              Identification No.)

225 Franklin Street, Boston, Massachusetts                               02110
------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

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



------------------------------------------------------------------------------
*This report is being voluntarily filed with the Securities and Exchange Commission (the "Commission") pursuant to the registrant's contractual obligations to file with the Commission all financial information that would be required to be filed on a Form 10-Q. The registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                     S.D. WARREN COMPANY AND SUBSIDIARIES
                         FORM 10-Q, DECEMBER 30, 1998




NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company wishes to caution readers that this Report on Form 10-Q for S.D. Warren Company and subsidiaries (the "Company") contains certain "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. The words "believe," "anticipate," "intend," "estimate," "plan," "assume," and other similar expressions which are predictions of or indicate future events and future trends which do not relate to historical matters identify forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which are in some cases beyond the control of the Company and may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Certain factors that may cause such differences include but are not limited to the following: global economic and market conditions; production and capacity in the United States, Europe and the Far East; production and pricing levels of pulp and paper; any major disruption in production at the Company's key facilities; alterations in trade conditions in and between the United States and other countries where the Company does business; unanticipated expenses or delays in resolving Year 2000 issues by either the Company or its significant business partners; and changes in environmental, tax and other laws and regulations. These and other factors that might cause differences between actual and anticipated results, performance, and achievements are discussed in greater detail in this Report on Form 10-Q. See also "Market Overview" under Part I, Item 2, Management's Discussion and Analysis of Results of Operations and Financial Condition.

                     S.D. WARREN COMPANY AND SUBSIDIARIES
                         FORM 10-Q, DECEMBER 30, 1998


                              TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                               PAGE NO.
                                                                            --------
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations for the three months ended
December 31, 1997 and December 30, 1998                                         4

Condensed Consolidated Balance Sheets at September 30, 1998 and
December 30, 1998                                                               5

Condensed Consolidated Statements of Cash Flows for  the three months ended
December 31, 1997 and December 30, 1998                                         6

Notes to Unaudited Condensed Consolidated Financial Statements                  7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION                                                        12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK             18

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                      19

ITEM 2. CHANGES IN SECURITIES                                                  19

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                        19

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                    19

ITEM 5. OTHER INFORMATION                                                      19

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                       19

SIGNATURE                                                                      20

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN MILLIONS, EXCEPT SHARE DATA)
                                  (UNAUDITED)



                                                                        THREE MONTHS        THREE MONTHS
                                                                            ENDED               ENDED
                                                                      DECEMBER 31, 1997    DECEMBER 30, 1998
                                                                      -----------------    -----------------
Sales                                                                       $ 343.4             $ 333.4
Cost of goods sold                                                            262.4               260.5
                                                                            -------             -------
Gross profit                                                                   81.0                72.9
Selling, general and administrative expense                                    34.4                35.1
Restructuring                                                                  --                   3.7
                                                                            -------             -------
Income from operations                                                         46.6                34.1
Gain on sale of timberlands                                                    --                  75.4
Other income, net                                                               1.8                 2.1
Interest expense                                                               21.0                14.3
                                                                            -------             -------
Income before income taxes and extraordinary items                             27.4                97.3
Income tax expense                                                             11.1                40.5
                                                                            -------             -------
Income before extraordinary items                                              16.3                56.8
Extraordinary items, net of tax                                                (1.2)               (1.6)
                                                                            -------             -------
Net income                                                                     15.1                55.2
Dividends and accretions on S.D. Warren Series B preferred stock                4.1                 4.6
                                                                            -------             -------
Net income applicable to common stockholder                                 $  11.0             $  50.6
                                                                            -------             -------
                                                                            -------             -------
Earnings per common share:
     Income before extraordinary items applicable to
        common stockholder                                                  $  0.12             $  0.52
                                                                            -------             -------
                                                                            -------             -------
     Net income applicable to common stockholder                            $  0.11             $  0.51
                                                                            -------             -------
                                                                            -------             -------
Weighted average number of shares outstanding                                   100                 100
                                                                            -------             -------
                                                                            -------             -------


See accompanying notes to unaudited condensed consolidated financial statements.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)




                                                                                      SEPTEMBER 30,       DECEMBER 30,
                                                                                          1998                1998
                                                                                                           (UNAUDITED)
                                                                                     -------------       -------------
                                         ASSETS
Current Assets:
       Cash and cash equivalents                                                        $   34.7            $    4.0
       Trade accounts receivable, net                                                       43.0                35.7
       Other receivables                                                                    18.1                18.0
       Inventories                                                                         166.8               189.8
       Deferred income taxes                                                                28.5                46.4
       Other current assets                                                                 10.2                 4.7
                                                                                        --------            --------
            Total current assets                                                           301.3               298.6
Plant assets, net                                                                          970.5               975.7
Assets held under agreement to sell                                                         98.9                --
Goodwill, net                                                                               84.4                81.8
Deferred financing fees, net                                                                28.0                26.6
Other assets, net                                                                           24.4               199.1
                                                                                        --------            --------
             Total assets                                                               $1,507.5            $1,581.8
                                                                                        --------            --------
                                                                                        --------            --------
                           LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
       Current maturities of long-term debt                                             $    6.4            $   54.2
       Accounts payable                                                                    129.7               138.3
       Accrued and other current liabilities                                                97.8                89.1
                                                                                        --------            --------
             Total current liabilities                                                     233.9               281.6
                                                                                        --------            --------
Long-term debt:
       Term loans                                                                          138.6                90.8
       Senior subordinated notes                                                           324.6               298.0
       Other                                                                               110.6               110.5
                                                                                        --------            --------
                                                                                           573.8               499.3
                                                                                        --------            --------
Deferred income taxes                                                                       81.7               126.7
                                                                                        --------            --------
Other liabilities                                                                          115.3               116.2
                                                                                        --------            --------
             Total liabilities                                                           1,004.7             1,023.8
                                                                                        --------            --------
Commitments and contingencies (Notes 8 and 9 )
Warren Series B redeembable exchangeable preferred stock
   (liquidation value, $126.1 and $130.5, respectively)                                    119.5               124.1
                                                                                        --------            --------
Stockholder's equity:
       Common stock                                                                         --                  --
       Capital in excess of par value                                                      321.4               321.4
       Retained earnings                                                                    61.9               112.5
                                                                                        --------            --------
             Total stockholder's equity                                                    383.3               433.9
                                                                                        --------            --------
             Total liabilities and stockholder's equity                                 $1,507.5            $1,581.8
                                                                                        --------            --------
                                                                                        --------            --------


See accompanying notes to unaudited condensed consolidated financial statements.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN MILLIONS, UNAUDITED)



                                                                              THREE MONTHS        THREE MONTHS
                                                                                  ENDED               ENDED
                                                                            DECEMBER 31, 1997   DECEMBER 30, 1998
                                                                            -----------------   -----------------
Cash Flows from Operating Activities:
     Net income                                                                   $ 15.1             $ 55.2
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation, cost of timber harvested and amortization                     24.0               22.5
        Deferred income taxes                                                        4.5               27.1
        Extraordinary item                                                           2.0                2.8
        Gain on sale of timberlands                                                 --                (75.4)
        Other                                                                        0.1               --
        Changes in assets and liabilities:
           Trade and other accounts receivable, net                                 13.3                6.4
           Inventories, net                                                        (32.2)             (23.0)
           Accounts payable, and accrued and other current liabilities              (8.4)              (3.4)
           Other assets and liabilities                                              2.6                7.1
                                                                                  ------             ------
              Net cash provided by operating activities                             21.0               19.3
                                                                                  ------             ------
Cash Flows from Investing Activities:
     Investment in plant assets and timber resources                               (22.7)             (25.2)
     Proceeds from disposals of plant assets and timber resources                    0.1               --
     Proceeds from sale of timberlands                                              --                  3.3
     Other investing activities                                                     (0.1)               1.0
                                                                                  ------             ------
              Net cash used in investing activities                                (22.7)             (20.9)
                                                                                  ------             ------
Cash Flows from Financing Activities:
     Repayments of long-term debt, including premiums                              (75.2)             (29.0)
     Dividend paid to Holdings                                                     (58.2)              --
     Other financing activities                                                     (0.5)              (0.1)
                                                                                  ------             ------
              Net cash used in financing activities                               (133.9)             (29.1)
                                                                                  ------             ------
Net change in cash and cash equivalents                                           (135.6)             (30.7)
                                                                                  ------             ------
Cash and cash equivalents:
     Beginning of period                                                           180.7               34.7
                                                                                  ------             ------
     End of period                                                                $ 45.1             $  4.0
                                                                                  ------             ------
                                                                                  ------             ------
Supplemental Cash Flow Information:
     Cash paid during the period for:
           Interest                                                               $ 35.1             $ 24.9
                                                                                  ------             ------
                                                                                  ------             ------
           Income taxes                                                           $  2.5             $  0.3
                                                                                  ------             ------
                                                                                  ------             ------


See accompanying notes to unaudited condensed consolidated financial statements.

                     S.D. WARREN COMPANY AND SUBSIDIARIES
                         FORM 10-Q, DECEMBER 30, 1998


NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1. BASIS OF  PRESENTATION

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of S.D. Warren Company and its subsidiaries, doing business as Sappi Fine Paper North America ("SFPNA" or the "Company"). Intercompany balances and transactions have been eliminated in the preparation of the accompanying unaudited condensed consolidated financial statements.

The Company is a direct wholly owned subsidiary of SDW Holdings Corporation ("Holdings"). Holdings is an indirect subsidiary of Sappi Limited ("Sappi").

BUSINESS

The Company manufactures printing, publishing and specialty papers and has pulp operations vertically integrated with certain of its manufacturing facilities. Together these represent the Company's single line of business. The Company currently operates four paper mills, a sheeting facility, and several distribution facilities. Prior to November 12, 1998, the Company also owned and operated approximately 905,000 acres of timberlands in the State of Maine. On November 12, 1998, the Company sold its timberlands (See Note 6).

SAPPI REORGANIZATION

On April 27, 1998, Sappi announced the integration of SFPNA with Sappi's four international fine paper operations (KNP Leykam, Hannover Papier, Sappi U.K.'s Blackburn mill and Sappi Fine Paper in South Africa) to create Sappi Fine Paper plc. The Sappi Fine Paper Division has a corporate head office in London. The purpose of the reorganization is to focus on Sappi's main business sectors--fine paper and forest products. S.D. Warren products are being marketed under the name of Sappi Fine Paper North America. The legal entities of Holdings, S.D. Warren and S.D. Warren's subsidiaries continue to remain in existence.

UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company's financial position and results of operations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998. The unaudited condensed consolidated results of operations for the three months ended December 30, 1998 are not necessarily indicative of results that could be expected for a full year.

NOTE  2. ACCOUNTING PRONOUNCEMENTS

Several new accounting pronouncements (Statements of Financial Accounting Standards ("SFAS") Nos. 130, 131, 132 and 133 and Statement of Position No. 98-5) have been issued over the past year and are pending implementation in future years on the subjects of reporting comprehensive income, segment reporting, pension and other post retirement benefit disclosures, derivatives instruments and hedging activities, and start-up costs. The Company does not expect the implementation of SFAS Nos. 130, 131,

                     S.D. WARREN COMPANY AND SUBSIDIARIES
                         FORM 10-Q, DECEMBER 30, 1998


and 132 or the statement of position will have a material effect on its consolidated financial statements. The Company is currently evaluating the impact of SFAS No. 133, "Derivative Instruments and Hedging Activities" and has not yet been determined its effect on the Company's consolidated financial statements.

NOTE  3. RELATED PARTY TRANSACTIONS

SFPNA ships products to certain Sappi subsidiaries (Sappi Europe, SA, Specialty Pulp Services and U.S. Paper). These subsidiaries then sell SFPNA's products to external customers at market prices and remit the proceeds from such sales to SFPNA, net of a 5% sales commission. Net of commissions, SFPNA shipped $29.9 million and $27.9 million to certain Sappi subsidiaries for the three months ended December 30, 1998 and December 31, 1997, respectively. Trade accounts receivable at September 30, 1998 and December 30, 1998 included approximately $18.1 million and $22.6 million, respectively, due from subsidiaries of Sappi.

SFPNA also imports products from certain affiliates (Sappi U.K., Ltd., Hannover Papier, and beginning in the fourth quarter of fiscal 1998, KNP Leykam) for sale to SFPNA's North American customers. SFPNA sells these products at market prices and remits the proceeds, net of a 5% sales commission, to the Sappi affiliates. Net of commissions, SFPNA imported approximately $15.1 million of products from these Sappi affiliates for the three months ended December 30, 1998. Imports for the same period in the prior year were immaterial.

NOTE  4. INVENTORIES, NET (IN MILLIONS)

                                                SEPTEMBER 30, 1998   DECEMBER 30, 1998
                                                ------------------   -----------------
      Finished products                               $   81.6          $   93.8
      Work in process                                     26.3              29.3
      Pulp, logs and pulpwood                             24.5              31.9
      Maintenance parts and other supplies                34.4              34.8
                                                      --------          --------
                                                      $  166.8          $  189.8
                                                      --------          --------
                                                      --------          --------

NOTE  5. LONG-TERM DEBT

The current maturities of long-term debt balance of $54.2 million consists primarily of a term loan principal payment of $50.0 million scheduled for February 1999.

During the three months ended December 30, 1998, the Company purchased $26.6 million face value of its 12% Senior Subordinated Notes (the "Notes"). The Note purchase transactions were settled for $29.0 million of cash. The premium paid of $2.4 million to purchase the Notes, together with the related accelerated amortization of $0.4 million of deferred financing fees resulted in an extraordinary loss of $1.6 million (net of a $1.2 million tax benefit) recorded in the three months ended December 30, 1998. The Company may continue to purchase additional amounts of the Notes subject to opportune pricing.

NOTE  6. SALE OF TIMBERLANDS

On November 12, 1998, the Company sold its interests in approximately 905,000 acres of timberlands located in Maine and certain machinery and equipment to Plum Creek Timber Company, L.P. ("Plum Creek") in exchange for notes receivable with a fair market value of $177.1 million and cash of $3.3 million. The notes receivable, which have an aggregate face amount of $171.4 million, mature in three installments ranging from 8.25 years to 12.25 years and bear interest at rates ranging from 7.17% to

                     S.D. WARREN COMPANY AND SUBSIDIARIES
                         FORM 10-Q, DECEMBER 30, 1998


7.23% per annum, are included in other assets, net in the accompanying balance sheet as of December 30, 1998. To consummate the sale, the Company transferred all of its timberlands and related machinery and equipment to a wholly-owned limited liability company, all of the membership interest of which was then sold to Plum Creek. The Company recognized a pre-tax gain from the sale of the timberlands of $75.4 million. The timberlands and related machinery and equipment sold are shown in the Company's balance sheet at September 30, 1998 as assets under agreement to sell.

The Company and Plum Creek executed a fiber supply agreement (the "supply agreement"), with an initial term of 25 years and with three five-year renewal options. Under the supply agreement, the Company will purchase hardwood pulpwood at an annual minimum of 300,000 to 375,000 tons, or approximately 13% of the Company's annual requirements, at market prices.

NOTE  7. RESTRUCTURING

In October 1998, the Company announced a restructuring plan which included production and maintenance job consolidations and eliminations as well as the decision to shut down one of its paper machines located at the Westbrook, Maine mill. This paper machine produced release liner paper and face sheets used for pressure sensitive papers. The Company has recorded a charge of $3.7 million to cover costs relating to the restructuring which include $2.8 million of costs associated with the termination of 105 employees or approximately 14% of the Westbrook mill workforce and an estimated loss to dispose of the paper machine of $0.9 million. Of the $3.7 million charged, $0.4 million has been paid with the remaining $3.3 million included in accrued and other current liabilities in the accompanying balance sheet as of December 30, 1998.

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

The Company's Muskegon mill is involved, as one of various industrial plaintiffs, in litigation with the County of Muskegon (the "County") regarding a 1994 ordinance governing the County's industrial wastewater pre-treatment program. The lawsuit challenges, among other things, the treatment capacity availability and local effluent limit provisions of the ordinance substantially in favor of the Company and other plaintiffs. In July 1998, the appeals court affirmed the lower court's decision. In June 1997, the EPA sued the County for failure to implement and enforce its industrial pre-treatment operations associated with its operation of the wastewater facility. The Company is uncertain as to the effects, if any, of this action on its current dispute with the County which has raised the industrial users' contractual

                     S.D. WARREN COMPANY AND SUBSIDIARIES
                         FORM 10-Q, DECEMBER 30, 1998


rights as an issue in the EPA lawsuit. The group of industrial users and municipalities intervened in the lawsuit. In December 1998, the federal court approved a motion filed by the County and the municipalities authorizing the County to terminate the industrial users rights to discharge certain pollutant loadings, but not the right to discharge certain volumes of wastewater to the system. The industrial users believe they have a meritorious basis for further legal action and are evaluating their alternatives. The imposition of currently proposed permit limits or the failure of the Muskegon lawsuit could require substantial additional expenditures, including short-term expenditures, and may lead to substantial fines for any noncompliance. In December 1997, the County notified the Company and other industrial users of its intentions to terminate their service agreements on January 1, 2000. The Company believes that under Michigan contract law, related contracts and county bond resolutions, the County does not have the authority to unilaterally terminate the service agreements.

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

NOTE  9. COMMITMENTS AND CONTINGENCIES

In connection with the acquisition of SFPNA from Scott Paper ("Scott"), SFPNA entered into long-term (25 years initially, subject to mill closures and certain FORCE MAJEURE events) agreements with Scott (now Kimberly-Clark) for the supply of pulp and water and the treatment of effluent at the Mobile mill. Wood pulp is supplied generally at market prices. Pulp prices are discounted due to the elimination of freight costs associated with delivering pulp to SFPNA's Mobile mill and pulp quantities arc subject to minimum (162,000 tons per year) and maximum (208,000 tons per year) limits. Prices for other services to be provided by Kimberly-Clark are generally based upon cost. On May 4, 1998, the Company announced an agreement with Kimberly-Clark to terminate the long-term pulp supply contract effective September 1, 1999. The cancellation of the pulp contract is expected potentially to benefit the Company's paper making operations by providing for increased flexibility in procuring fiber from competitive global market sources. In addition, the Company believes the contract cancellation will allow for improved paper machine scheduling efficiencies and product mix. The Company has a long-term agreement (the "Energy Agreement") with Mobile Energy Services Corporation ("MESC") to buy electric power and steam for the Mobile paper mill at rates generally comparable to market tariffs, including fuel cost and capital recovery components. Kimberly-Clark has announced their intention to close their pulp mill at the Mobile site effective September 1999. The closure of the Kimberly-Clark pulp mill may result in a MESC default under certain bond indentures, and has recently led to the filing by MESC under a Chapter 11 provision of the bankruptcy laws. The Company is currently evaluating the impact on continued MESC operations of the closure of the Kimberly-Clark pulp mill. In isolation, loss of biomass and black liquor fuels currently provided to MESC by the pulp mill could have an adverse impact on the Company's energy rates.

                     S.D. WARREN COMPANY AND SUBSIDIARIES
                         FORM 10-Q, DECEMBER 30, 1998


A substantial portion of the Company's electricity requirements are satisfied through its own generation or cogeneration agreements. The Company's power requirements at its Somerset mill are currently satisfied through a cogeneration agreement whereby the mill cogenerates electricity and sells the output to Central Maine Power ("CMP") at market rates. The CMP agreement relating to the Somerset mill also provides, but does not require, that the mill purchase electricity from CMP at the standard industrial tariff rate. The Somerset agreement expires in the year 2012. The Company previously had a long-term agreement with CMP relating to the Westbrook mill, which expired on October 31, 1997. This long-term agreement with CMP has been replaced with a short-term agreement pursuant to which the Westbrook mill cogenerates electricity and sells any excess output not used by the mill to CMP at market rates. The short-term agreement for the Westbrook mill will expire on February 28, 1999.

The Company is also involved in various other lawsuits and administrative proceedings. The relief sought in such lawsuits and proceedings includes injunctions, damages and penalties. Although the final results in these suits and proceedings cannot be predicted with certainty, it is the present opinion of the Company, after consulting with legal counsel, that they are not likely to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

                     S.D. WARREN COMPANY AND SUBSIDIARIES
                         Form 10-Q, DECEMBER 30, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SAPPI REORGANIZATION

On April 27, 1998, Sappi Limited ("Sappi") announced the integration of S.D. Warren and its subsidiaries, doing business as Sappi Fine Paper North America ("SFPNA") and Sappi's four international fine paper operations (KNP Leykam, Hannover Papier, Sappi U.K.'s Blackburn mill and Sappi Fine Paper in South Africa) to create Sappi Fine Paper plc. The Sappi Fine Paper Division has a corporate head office in London. The purpose of the reorganization is to focus on Sappi's main business sectors-fine paper and forest products. S.D. Warren products are being marketed under the name Sappi Fine Paper North America. The legal entities of SDW Holdings, S.D. Warren and S.D. Warren's subsidiaries continue to remain in existence.

MARKET OVERVIEW

The market for coated paper has historically experienced price fluctuations driven by global supply/demand imbalances, inventory shifts and the availability and relative pricing of imported products. The coated freesheet sector in the United States reported lower volume for the first quarter of fiscal 1999 versus the same period in the prior year. The Company managed to improve its coated volume in the first fiscal quarter of 1999 compared to the prior year quarter. Increased coated freesheet imports, together with enhanced domestic production output levels, played a key role in placing downward pressure on coated freesheet pricing. Overall Company pricing generally followed industry pricing.

The uncoated freesheet market reported a slight improvement in demand for the first quarter of fiscal 1999 versus the first quarter of fiscal 1998. Despite increased demand, the market has experienced a decline in prices in part due to weaker U.S. exports and increased imports. The Company reduced export shipments in the uncoated business due to lower export pricing, resulting in a slight decline in uncoated shipments.

The Company's specialties business increased sales of high-end products with the added capacity of a new coater installed during the second quarter of fiscal 1998. However, sales of our commodity products have slowed due to economic conditions worldwide. The net result was a slight decline in sales volume compared to the first quarter of fiscal 1998. Excess capacity in the industry has kept pricing flat in individual product lines, however improved product mix resulted in a 12% improvement in the Company's average specialties selling prices.

The following discussion and analysis should be read in conjunction with the accompanying Unaudited Condensed Consolidated Financial Statements and the Notes thereto.

THREE MONTHS ENDED DECEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997

SALES

Sales for the three months ended December 30, 1998 were $333.4 million compared to $343.4 million for the three months ended December 31, 1997, a decrease of $10.0 million or 2.9%. The decrease was primarily due to a 5.7% decrease in average net revenue per paper ton (consistent with the industry-wide downward pressure noted above) for the quarter ended December 30, 1998 compared to the same period in the prior fiscal year, offset by the impact of a 8,800 ton or 2.8% increase in paper volume.

                     S.D. WARREN COMPANY AND SUBSIDIARIES
                         FORM 10-Q, DECEMBER 30, 1998


COST OF GOODS SOLD

Cost of goods sold for the three months ended December 30, 1998 decreased $1.9 million or 0.7% to $260.5 million compared to $262.4 million for the three months ended December 31, 1997. Cost of goods sold on a per paper ton basis decreased to $782 per ton for three months ended December 30, 1998 from $811 per ton for the corresponding prior year quarter. This decrease was primarily due to the impact of lower pulp and other raw materials costs per ton, higher productivity, and other specific efficiency and cost reduction initiatives.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense totaled $35.1 million for the three months ended December 30, 1998 compared to $34.4 million for the three months ended December 31, 1997.

RESTRUCTURING

In October 1998, the Company announced a restructuring plan which included production and maintenance job consolidations and eliminations as well as the decision to shut down one of its paper machines located at the Westbrook, Maine mill. This paper machine produced release liner paper and face sheets used for pressure sensitive papers. The Company has recorded a charge of $3.7 million to cover costs relating to the restructuring which include $2.8 million of costs associated with the termination of 105 employees or approximately 14% of the Westbrook mill workforce and an estimated loss to dispose of the paper machine of $0.9 million. Of the $3.7 million charged, $0.4 million has been paid with the remaining $3.3 million included in accrued and other current liabilities in the accompanying balance sheet as of December 30, 1998.

OTHER INCOME, NET

Other income, net includes $2.0 million of interest income, of which $1.5 million was accrued on the notes receivable received in exchange for the sale of the Company's timberlands.

INTEREST EXPENSE AND TAXES

Interest expense for the three months ended December 30, 1998 was $14.3 million compared to $21.0 million for the three months ended December 31, 1997. The $6.7 million decrease was primarily due to lower levels of outstanding debt. Interest expense includes the amortization of deferred financing fees, but excludes write-offs due to accelerated reductions in related financing.

For the three months ended December 30, 1998, income tax expense, excluding the $1.6 million tax benefit attributable to the extraordinary loss, was $40.5 million compared to $11.1 million for the corresponding period in the prior year, primarily reflecting the change in the Company's earnings level including the impact of the sale of the timberlands in November 1998.

EXTRAORDINARY ITEM

The premium paid of $2.4 million in connection with the purchase of $26.6 million face value of the Company's Senior Subordinated Notes (the "Notes"), together with the related $0.4 million of accelerated amortization of deferred financing fees resulted in an extraordinary loss of $1.6 million (net of $1.2 million of tax benefits) in the three months ended December 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $19.3 million for the three months ended December 30, 1998 compared to $21.0 million for the three months ended December 31, 1997. This decrease of $1.7 million is primarily due to lower operating income offset by the impact of a lower investment in working capital and lower interest expense during the first quarter of fiscal 1999 compared to the same period in the prior year.

The Company's operating working capital was $16.1 million at December 30, 1998 compared to $0.4 million at September 30, 1998. Operating working capital is defined as trade accounts receivable, other receivables and inventories less accounts payable and accrued and other current liabilities. This increase primarily resulted from an increase in finished goods and work-in-process inventories during the three

                     S.D. WARREN COMPANY AND SUBSIDIARIES
                         FORM 10-Q, DECEMBER 30, 1998


months ended December 30, 1998, offset by the impact of reductions in trade and other accounts receivables.

Capital expenditures for the three months ended December 30, 1998 were $25.2 million, up from $22.7 million for the three months ended December 31, 1997. Of the $25.2 million, $5.3 million was related to construction in progress on the Company's new sheeting and warehouse facility at the Muskegon Michigan mill. Expenditures for the three months ended December 30, 1998 also include $9.2 million for the company-wide integrated application system implementation in progress. Capital expenditures are projected to be approximately $130.0 million during fiscal year 1999. In addition, the Company believes that environmental compliance expenditures, the bulk of which are for cluster rules compliance, will approximate $70.0 million to $112.0 million through 2001, of which $20.0 million has already been incurred.

The Company believes that cash generated by operations and amounts available under its revolving credit facility will be sufficient to meet its ongoing operating and capital expenditure requirements.

Net cash used in financing activities was $29.1 million for the three months ended December 30, 1998 compared to $133.9 million for the corresponding period of the previous year. During the current fiscal year period, the Company purchased $26.6 million of face value of Notes for $29.0 million of cash. During December 1997, the Company made an optional prepayment of $75.0 million of the Company's term loans and paid payment of a dividend of $58.2 million to the Company's parent, Holdings. In turn, Holdings used the proceeds of the dividend to redeem its 15% Senior Exchangeable Preferred Stock, including accrued and unpaid dividends.

LONG-TERM DEBT

At December 30, 1998, long-term debt was $499.3 compared to $573.8 million at September 30, 1998, a decrease of $74.5 million. Of the $74.5 million decrease, $50.0 million was a reclassification from long-term debt to the current maturities of long-term debt to reflect a term loan principal payment scheduled for February 1999. At December 30, 1998, SFPNA did not have any borrowings outstanding under its revolving credit facility, resulting in an unused borrowing capacity of approximately $233.4 million, after giving effect to outstanding letters of credit, which may be used to finance working capital needs. In addition, SFPNA had approximately $136.3 million of letters of credit outstanding under its letter of credit facility at December 30, 1998.

OTHER ITEMS

SALE OF TIMBERLANDS

On November 12, 1998, the Company sold its interests in approximately 905,000 acres of timberlands located in Maine and certain machinery and equipment to Plum Creek Timber Company, L.P. ("Plum Creek") in exchange for notes receivable with a fair market value of $177.1 million and cash of approximately $3.3 million. The notes receivable, which have an aggregate face amount of $171.4 million, mature in three installments ranging from 8.25 years to 12.25 years and bear interest at rates ranging from 7.17% to 7.23% per annum, are included in other assets, net in the accompanying balance sheet as of December 30, 1998. To consummate the sale, the Company transferred all of its timberlands and related machinery and equipment to a wholly-owned limited liability company, all of the membership interest of which was then sold to Plum Creek. The Company recognized a pre-tax gain from the sale of the timberlands of $75.4 million. The timberlands and related machinery and equipment sold are shown in the Company's balance sheet at September 30, 1998 as assets under agreement to sell.

                     S.D. WARREN COMPANY AND SUBSIDIARIES
                         FORM 10-Q, DECEMBER 30, 1998


The Company and Plum Creek executed a fiber supply agreement (the "supply agreement"), with an initial term of 25 years and with three five-year renewal options. Under the supply agreement, the Company will purchase hardwood pulpwood at an annual minimum of 300,000 to 375,000 tons, or approximately 13% of the Company's annual requirements, at market prices.

ENVIRONMENTAL AND SAFETY MATTERS

The Company is subject to a wide variety of environmental laws and regulations relating to, among other matters, air emissions, wastewater discharges, past and present landfill operations and hazardous waste management. See Note 8 - Environmental and Safety Matters in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q for a discussion of these matters.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 - New Accounting Pronouncements in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q for a discussion of these matters.

LONG-TERM CONTRACTS

See Note 9 - Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q for a discussion of certain long-term contracts.

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

Compliance strategies employed by the Year 2000 project team include: system remediation (compliance modifications), system retirement and system replacement (which includes certain systems being replaced by the implementation of a company-wide integrated application system ("the integrated

                     S.D. WARREN COMPANY AND SUBSIDIARIES
                         FORM 10-Q, DECEMBER 30, 1998


system")). Detailed project plans and established project milestones are used to monitor the progress of the Company's compliance strategies. The target completion date for compliance of all material systems, other than manufacturing execution systems and the embedded systems, is June 30, 1999. The embedded system compliance completion date is August 1999. Project progress is reported monthly to the Company's Year 2000 project Executive Steering Committee. Currently, the project is progressing as planned, although there can be no assurance that the Company will not encounter unexpected delays or expenses.

The Company's Year 2000 contingency plans include the establishment of milestones or "trigger" dates to test the progress and confirm the validity of the Company's various compliance strategies. If the expected measure of progress is not attained by a "trigger date", alternative strategies are evaluated and the appropriate strategy initiated. The Company also has system component-based impact definition and failure resolution plans which describe the potential for failure within a system, alternatives for the system remediation, and prescribes failure recovery solutions. Technology and business failure resolution teams will be maintained into the first calendar quarter of 2000.

With respect to the Year 2000 assessment of the Company's critical business partners, the Year 2000 project team is working with Company representatives to identify material vendors and customers whose Year 2000 failure could have a material adverse affect on SFPNA's manufacturing and distribution process. These vendors and customers are being contacted and asked to complete and return a Year 2000 compliance questionnaire for SFPNA's assessment. Both returned questionnaires and the absence of responses are bring reviewed to assess vendors and customers who may expose the Company to adverse business risks. The business partners assessment will continue to intensify through 1999, particularly in relation to the Company's significant vendors and customers.

For those information technology systems not being replaced by the implementation of the integrated system, the Year 2000 initiative is estimated to cost a total of $14.0 million, which includes $13.1 million for remediation services by third party consultants and $0.3 million for new hardware and software. Cumulative through December 30, 1998, $8.7 million of primarily consulting costs have been expensed, $1.7 million of which are included in the results of operations for the three months ended December 30, 1998. There can be no assurance that these costs will not increase as the Company continues to implement its integrated systems and Year 2000 project. As stated above, the Company is currently implementing a company-wide integrated application system which will replace a number of systems which are not Year 2000 compliant. The completion of the phase of this project which relates to noncompliant systems is July 1999.

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

CONSIDERATIONS RELATING TO HOLDINGS' CASH OBLIGATIONS

The Company expects that it may make certain cash payments to Holdings or other affiliates during fiscal 1999 to the extent cash is available and to the extent it is permitted to do so under the terms of the Credit Agreement, the Indenture relating to the Notes and terms of the S.D. Warren Series B Preferred Stock. Such payments may include, among other things, (i) amounts under a tax sharing agreement between the

                     S.D. WARREN COMPANY AND SUBSIDIARIES
                         FORM 10-Q, DECEMBER 30, 1998


Company and Holdings necessary to enable Holdings to pay the Company's taxes,
(ii) an administrative fee to Holdings and amounts to cover specified costs and expenses of Holdings, (iii) an annual advisory fee for management advisory services to Sappi and/or its affiliates, the payment of which is limited to $1.0 million in any one year and (iv) any dividends that might be paid to Sappi.

Because Holdings has no material assets other than the outstanding common stock of S.D. Warren (all of which is pledged to the lenders under the Company's Credit Agreement) and all of the operations of Holdings (other than the management of its investment in SFPNA) are currently conducted through SFPNA and its subsidiaries, Holdings' ability to meet its cash obligations is dependent upon the earnings of SFPNA and it subsidiaries and the distribution or other provision of those earnings to Holdings. Holdings has no material indebtedness outstanding (other than advances that may be owed from time to time to SFPNA and guarantees in respect of indebtedness of SFPNA and its subsidiaries). Holdings does, however, have various obligations with respect to its equity securities (including in respect of registration rights granted by Holdings) that have required and are likely to continue to require cash expenditures by Holdings. The Company believes that the Credit Agreement, the Indenture relating to the Notes and the S.D. Warren B Series Preferred Stock permit SFPNA to pay a dividend or otherwise provide funds to Holdings to enable Holdings to meet its known cash obligations for the foreseeable future, provided that SFPNA meets certain conditions. Among such conditions are that SFPNA maintain specified financial ratio's and comply with certain financial tests.

                     S.D. WARREN COMPANY AND SUBSIDIARIES
                         FORM 10-Q, DECEMBER 30, 1998


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currently, the Company does not enter into financial instrument transactions for trading or other speculative purposes. The Company is exposed to interest rate risk primarily through its financing activities. The Company's financial instruments include the letters of credit under both its revolving credit facility and the letter of credit facility, interest rate caps and swaps, and its revolving accounts receivable securitization facility. In addition, the Company's Credit Agreement provides for borrowings which bear interest at a rate equal to, at the Company's option, (1) the ABR Rate plus the Applicable Margin ("ABR Loans") or (2) the Eurodollar Rate (adjusted for reserves) for the respective interest period plus the Applicable Margin ("Eurodollar Loans"). The ABR Rate means the highest of (1) the prime rate, (2) the secondary market rate for three-month certificates of deposit (adjusted for reserves) plus 1.00% and
(3) the federal funds rate in effect from time to time plus 0.5%. The Company believes the effect, if any, of reasonable possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows would not be material.

The Company's objective in managing its exposure to interest rate change is to limit the impact of interest rate changes on earnings and cash flow and to lower its overall borrowings costs. Short-term borrowings, if required, are used to meet working capital requirements and long-term borrowings are generally used to finance long-term investments. The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable and debt. In addition, the Company uses interest rate swaps as a means of managing interest rate risk associated with relevant outstanding debt or receivables. The carrying amounts for cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. With respect to other instruments, which include the Company's obligations under its term loans, Notes and revenue bonds, there has been no significant change in fair value during the three months ended December 30, 1998.

During the three months ended December 30, 1998, the Company did not engage in foreign currency hedging activities. The currency exchange impact from the Company's transactions with its affiliates was immaterial.

                     S.D. WARREN COMPANY AND SUBSIDIARIES
                         FORM 10-Q, DECEMBER 30, 1998


PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            Intentionally omitted.*

ITEM 2.     CHANGES IN SECURITIES

            Intentionally omitted.*

ITEM 3.     DEFAULT UPON SENIOR SECURITIES

            Intentionally omitted.*

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Intentionally omitted.*

ITEM 5.     OTHER INFORMATION

            Intentionally omitted.*

ITEM 6.     EXHIBITS AND REPORTS FROM 8-K

            Intentionally omitted.*







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

                     S.D. WARREN COMPANY AND SUBSIDIARIES
                         FORM 10-Q, DECEMBER 30, 1998


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    S.D. Warren Company

Date: February 4, 1999              BY: /S/ TREVOR LARKAN
                                    --------------------------
                                    Trevor Larkan
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer)