Form 10-Q
period 1999-03-31
WARREN S D CO /PA/
filed 1999-05-12
CIK 935704

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        FORM 10-Q FINANCIAL INFORMATION*
                        --------------------------------

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31,1999
                                                 -------------

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________


                   Commission file number: 33-88496*
                                           ---------

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

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, MARCH 31, 1999


NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company wishes to caution readers that this Report on Form 10-Q for S.D. Warren Company and subsidiaries (the "Company") contains certain "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. The words "believe," "anticipate," "intend," "estimate," "plan," "assume," and other similar expressions which are predictions of or indicate future events and future trends which do not relate to historical matters identify forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which are in some cases beyond the control of the Company and may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Certain factors that may cause such differences include, but are not limited to the following: (a) increased competition from either domestic or foreign paper producers, including increases in competitive capacity through construction of new mills or conversion of older facilities to produce competitive products, (b) variations in demand for the Company's products, (c) changes in the cost or availability of the raw materials used by the Company, particularly market pulp and wood, (d) costs of compliance with new environmental laws and regulations, (e) decisions by the Company to make a significant acquistion or a significant increase in production capacity, (f) competitive pricing pressures for the Company's products, (g) unanticipated manufacturing disruptions, (h) unanticipated expenses or delays in resolving Year 2000 issues by either the Company or its significant business partners, and
(i) changes in environmental, tax and other laws and regulations. These and other factors that might cause differences between actual and anticipated results, performance, and achievements are discussed in greater detail in this Report on Form 10-Q. See also "Market Overview" under Part I, Item 2, Management's Discussion and Analysis of Results of Operations and Financial Condition.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, MARCH 31, 1999


                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION                                         PAGE NO.
                                                                        --------
ITEM 1.   UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations for the three and
six months ended April 1, 1998 and March 31, 1999                         4,5

Condensed Consolidated Balance Sheets at September 30, 1998 and
March 31, 1999                                                              6

Condensed Consolidated Statements of Cash Flows for the six months
ended April 1, 1998 and March 31, 1999                                      7

Notes to Unaudited Condensed Consolidated Financial Statements              8

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION                               14

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK                                                             22

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                23

ITEM 2.   CHANGES IN SECURITIES                                            23

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                  23

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              23

ITEM 5.   OTHER INFORMATION                                                23

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                 23

SIGNATURE                                                                  24


                      S.D. WARREN COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN MILLIONS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                                   THREE MONTHS     THREE MONTHS
                                                                       ENDED           ENDED
                                                                   APRIL 1, 1998   MARCH 31, 1999
                                                                   -------------   --------------
Sales                                                                $   376.1        $   354.7
Cost of goods sold                                                       291.1            284.2
                                                                     ---------        ---------
Gross profit                                                              85.0             70.5
Selling, general and administrative expense                               35.0             38.0
                                                                     ---------        ---------
Income from operations                                                    50.0             32.5
Gain on sale of pressure sensitive business                               30.9           --
Other income, net                                                          1.0              3.0
Interest expense                                                          19.2             13.6
                                                                     ---------        ---------
Income before income taxes and extraordinary items                        62.7             21.9
Income tax expense                                                        25.8              9.1
                                                                     ---------        ---------
Income before extraordinary items                                         36.9             12.8
Extraordinary items, net of tax                                           (0.3)            (1.4)
                                                                     ---------        ---------
Net income                                                                36.6             11.4
Dividends and accretion on S.D. Warren Series B preferred stock            4.2              4.7
                                                                     ---------        ---------

Net income applicable to common stockholder                          $    32.4        $     6.7
                                                                     =========        =========
Earnings per common share:
     Income before extraordinary items applicable to
        common stockholder                                           $    0.33        $    0.08
                                                                     =========        =========

     Net income applicable to common stockholder                     $    0.32        $    0.07
                                                                     =========        =========

Weighted average number of shares outstanding                              100              100
                                                                     =========        =========



           See accompanying notes to unaudited condensed consolidated financial statements.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN MILLIONS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                                    SIX MONTHS       SIX MONTHS
                                                                       ENDED           ENDED
                                                                   APRIL 1, 1998   MARCH 31, 1999
                                                                   -------------   --------------
Sales                                                                $   719.5        $   688.1
Cost of goods sold                                                       553.6            544.7
                                                                     ---------        ---------
Gross profit                                                             165.9            143.4
Selling, general and administrative expense                               69.5             73.1
Restructuring                                                           --                  3.7
                                                                     ---------        ---------
Income from operations                                                    96.4             66.6
Gain on sale of pressure sensitive business                               30.9           --
Gain on sale of timberlands                                             --                 75.4
Other income, net                                                          2.8              5.1
Interest expense                                                          40.1             27.9
                                                                     ---------        ---------
Income before income taxes and extraordinary items                        90.0            119.2
Income tax expense                                                        36.8             49.6
                                                                     ---------        ---------
Income before extraordinary items                                         53.2             69.6
Extraordinary items, net of tax                                           (1.5)            (3.0)
                                                                     ---------        ---------
Net income                                                                51.7             66.6
Dividends and accretion on S.D. Warren Series B preferred stock            8.3              9.3
                                                                     ---------        ---------

Net income applicable to common stockholder                          $    43.4        $    57.3
                                                                     =========        =========
Earnings per common share:
     Income before extraordinary items applicable to
        common stockholder                                           $    0.45        $    0.60
                                                                     =========        =========

     Net income applicable to common stockholder                     $    0.43        $    0.57
                                                                     =========        =========

Weighted average number of shares outstanding                              100              100
                                                                     =========        =========



           See accompanying notes to unaudited condensed consolidated financial statements.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)


                                                                                 SEPTEMBER 30,   MARCH 31,
                                                                                     1998          1999
                                                                                                (UNAUDITED)
                                                                                 -------------  -----------
                                         ASSETS
Current Assets:
       Cash and cash equivalents                                                  $     34.7    $     59.0
       Trade accounts receivable, net                                                   43.0          54.8
       Other receivables                                                                18.1          17.4
       Inventories                                                                     166.8         198.0
       Deferred income taxes                                                            28.5          44.2
       Other current assets                                                             10.2          10.9
                                                                                  ----------    ----------
            Total current assets                                                       301.3         384.3
Plant assets, net                                                                      970.5         983.0
Assets held under agreement to sell                                                     98.9        --
Goodwill, net                                                                           84.4          80.9
Deferred financing fees, net                                                            28.0          25.6
Other assets, net                                                                       24.4          47.4
                                                                                  ----------    ----------
             Total assets                                                         $  1,507.5    $  1,521.2
                                                                                  ==========    ==========

                                        LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
       Current maturities of long-term debt                                       $      6.4    $      8.4
       Accounts payable                                                                129.7         164.9
       Accrued and other current liabilities                                            97.8          82.6
                                                                                  ----------    ----------
             Total current liabilities                                                 233.9         255.9
                                                                                  ----------    ----------
Long-term debt:
       Term loans                                                                      138.6          86.6
       Senior subordinated notes                                                       324.6         274.0
       Other                                                                           110.6         110.5
                                                                                  ----------    ----------
                                                                                       573.8         471.1
                                                                                  ----------    ----------
Deferred income taxes                                                                   81.7         120.8
                                                                                  ----------    ----------
Other liabilities                                                                      115.3         119.0
                                                                                  ----------    ----------
             Total liabilities                                                       1,004.7         966.8
                                                                                  ----------    ----------
Commitments and contingencies (Notes 8 and 9)
Warren Series B redeembable exchangeable preferred stock
   (liquidation value, $126.1 and $135.1, respectively)                                119.5         128.8
                                                                                  ----------    ----------
Stockholder's equity:
       Common stock                                                                   --            --
       Capital in excess of par value                                                  321.4         321.4
       Retained earnings                                                                61.9         104.2
                                                                                  ----------    ----------
             Total stockholder's equity                                                383.3         425.6
                                                                                  ----------    ----------
             Total liabilities and stockholder's equity                           $  1,507.5    $  1,521.2
                                                                                  ==========    ==========



           See accompanying notes to unaudited condensed consolidated financial statements.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN MILLIONS, UNAUDITED)


                                                                           SIX MONTHS       SIX MONTHS
                                                                              ENDED           ENDED
                                                                          APRIL 1, 1998   MARCH 31, 1999
                                                                          -------------   --------------
Cash Flows from Operating Activities:
     Net income                                                             $   51.7         $   66.6
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation, cost of timber harvested and amortization                 45.5             44.0
        Deferred income taxes                                                   12.0             23.4
        Extraordinary items                                                      2.5              5.2
        Gain on sale of timberlands                                           --                (75.4)
        Gain on sale of pressure sensitive business                            (30.9)          --
        Other                                                                    0.1              0.2
        Changes in assets and liabilities:
           Trade and other accounts receivable, net                             (3.7)           (12.1)
           Inventories, net                                                    (40.2)           (31.2)
           Accounts payable, and accrued and other current liabilities          10.3             16.8
           Other assets and liabilities                                         (2.1)             4.5
                                                                            --------         --------
              Net cash provided by operating activities                         45.2             42.0
                                                                            --------         --------
Cash Flows from Investing Activities:
     Investment in plant assets and timber resources                           (46.4)           (51.7)
     Proceeds from sale of timberlands                                        --                  3.3
     Proceeds from sale of pressure sensitive business                          44.8           --
     Proceeds from disposals of plant assets and timber resources                0.1           --
     Other investing activities                                                 (0.4)            (4.6)
                                                                            --------         --------
              Net cash used in investing activities                             (1.9)           (53.0)
                                                                            --------         --------
Cash Flows from Financing Activities:
     Monetization of note receivable (Note 6)                                 --                156.0
     Proceeds from short term borrowings                                      --                 54.5
     Repayments of debt, including premiums                                    (86.4)          (159.5)
     Dividends paid to parent                                                  (58.2)           (15.0)
     Other financing activities                                                 (1.9)            (0.7)
                                                                            --------         --------
              Net cash provided (used) in financing activities                (146.5)            35.3
                                                                            --------         --------
Net change in cash and cash equivalents                                       (103.2)            24.3
                                                                            --------         --------
Cash and cash equivalents:
     Beginning of period                                                       180.7             34.7
                                                                            --------         --------
     End of period                                                          $   77.5         $   59.0
                                                                            ========         ========

Supplemental Cash Flow Information:
     Cash paid during the period for:
           Interest                                                         $   42.9         $   30.8
                                                                            ========         ========
           Income taxes                                                     $   15.9         $   23.4
                                                                            ========         ========



           See accompanying notes to unaudited condensed consolidated financial statements.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, MARCH 31, 1999


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

SAPPI REORGANIZATION

On April 27, 1998, Sappi announced the business integration of SFPNA with Sappi's four international fine paper operations (KNP Leykam, Hannover Papier, Sappi U.K.'s Blackburn mill and Sappi Fine Paper in South Africa) to create Sappi Fine Paper plc. The Sappi Fine Paper Division has a corporate head office in London. The purpose of the reorganization is to focus on Sappi's main business sectors - fine paper and forest products. S.D. Warren products are now being marketed under the name of Sappi Fine Paper North America. The legal entities of Holdings, S.D. Warren and S.D. Warren's subsidiaries continue to remain in existence.

UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company's financial position and results of operations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998. The unaudited condensed consolidated results of operations for the three months and six months ended March 31, 1999 are not necessarily indicative of results that could be expected for a full year.

NOTE  2. ACCOUNTING PRONOUNCEMENTS

Several new accounting pronouncements (Statements of Financial Accounting Standards ("SFAS") Nos. 130, 131, 132 and 133 and Statement of Position No. 98-5) have been issued over the past year and are pending implementation in future years on the subjects of reporting comprehensive income, segment

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, MARCH 31, 1999


reporting, pension and other post retirement benefit disclosures, derivative instruments and hedging activities, and start-up costs, respectively. The Company does not expect the implementation of SFAS Nos. 130, 131, and 132 or the statement of position will have a material effect on its consolidated financial statements. The Company is currently evaluating the impact of SFAS No. 133, "Derivative Instruments and Hedging Activities" and has not yet determined its effect on the Company's consolidated financial statements.

NOTE  3. RELATED PARTY TRANSACTIONS

SFPNA ships products to certain Sappi subsidiaries (Sappi Europe, SA, Specialty Pulp Services and U.S. Paper). These subsidiaries then sell SFPNA's products to external customers at market prices and remit the proceeds from such sales to SFPNA, net of a 5% sales commission. Net of commissions, SFPNA shipped $33.5 million and $60.0 million to certain Sappi subsidiaries for the three and six months ended March 31, 1999, respectively. For the same periods in the prior fiscal year, SFPNA shipped $32.2 million and $62.2 million, net of commissions, to these Sappi subsidiaries, respectively. At September 30, 1998 and March 31, 1999, approximately 16% and 22%, respectively, of the Company's trade receivables (including those receivables which were securitized and sold) were due from Sappi affiliates.

SFPNA also imports products from certain affiliates (Sappi U.K., Ltd., Hannover Papier, and beginning in the fourth quarter of fiscal 1998, KNP Leykam) for sale to SFPNA's North American customers. SFPNA sells these products at market prices and remits the proceeds, net of a 5% sales commission, to the Sappi affiliates. Net of commissions, SFPNA imported approximately $20.6 million and $35.6 million of products from these Sappi affiliates for the three and six months ended March 31, 1999, and $7.7 million and $11.8 million for the three and six months ended April 1, 1998, respectively.

On March 29, 1999, the Company paid a $15.0 million cash dividend to its parent, Holdings. In turn, Holdings advanced $15.0 million to an affiliate of Sappi in the form of a promissory note due April 2002.

NOTE  4. INVENTORIES, NET (IN MILLIONS)


                                       April 1, 1998  September 30, 1998  March 31, 1999
                                       -------------  ------------------  --------------
Finished products                         $   96.6         $   81.6          $  103.1
Work in process                               31.6             26.3              25.7
Pulp, logs and pulpwood                       26.1             24.5              33.8
Maintenance parts and other supplies          39.7             34.4              35.4
                                          --------         --------          --------
                                          $  194.0         $  166.8          $  198.0
                                          ========         ========          ========


NOTE  5. LONG-TERM DEBT

The current maturities of long-term debt balance of $8.4 million consists primarily of bank term loan principal payments scheduled for September 1999 and March 2000.

During the six months ended March 31, 1999, the Company purchased $50.6 million face value of its 12% Senior Subordinated Notes (the "Notes"). The Note purchase transactions were settled for $55.0 million of cash. The premium paid of $4.4 million to purchase the Notes, together with the related accelerated amortization of $0.7 million of deferred financing fees, resulted in an extraordinary loss of $3.0 million (net of a $2.1 million tax benefit). This extraordinary loss was recorded in the six months

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, MARCH 31, 1999


ended March 31, 1999. The Company may continue to purchase additional amounts of the Notes subject to opportune pricing.

During February 1999, the Company used a portion of the cash proceeds received in connection with the issuance of the SDW Timber III notes payable (the "SDW III Notes Payable") (see Note 6 below) to repay $50.0 million of its bank term loan. The related accelerated amortization of deferred financing fees was not material.

During April 1999, the Company repurchased $9.5 million face value of its Notes for a cash settlement of $10.3 million. The premium paid of $0.8 million, along with $0.3 million of accelerated amortization of deferred financing fees, will result in an extraordinary loss, net of tax, of approximately $0.6 million which will be recorded in the third quarter of fiscal year 1999.


NOTE  6. SALE OF TIMBERLANDS

On November 12, 1998, the Company sold its interest in approximately 905,000 acres of timberlands located in Maine and certain machinery and equipment to Plum Creek Timber Company, L.P. ("Plum Creek") in exchange for notes receivable (the "Notes Receivable") with a fair market value of $177.1 million and cash of $3.3 million. The Notes Receivable have an aggregate face amount of $171.4 million and original maturities ranging from 8.25 years to 12.25 years. Interest rates on the notes (originally ranging from 7.17% to 7.23% per annum) were reset on February 12, 1999 and now range from 7.62% to 7.83% per annum. To consummate the sale, the Company transferred all of its timberlands and related machinery and equipment to a wholly-owned limited liability company, all of the membership interest of which was then sold to Plum Creek. The Company recognized a pre-tax gain from the sale of the timberlands of $75.4 million. The timberlands and related machinery and equipment sold are shown in the Company's balance sheet at September 30, 1998 as assets under agreement to sell.

The Company and Plum Creek executed a fiber supply agreement (the "supply agreement"), with an initial term of 25 years and with three five-year renewal options. Under the supply agreement, the Company will purchase hardwood pulpwood at an annual minimum of 300,000 to 375,000 tons, or approximately 13% of the Company's annual requirements, at market prices.

On January 21, 1999, the Notes Receivable were contributed to a wholly-owned bankruptcy remote subsidiary, SDW Timber III ("SDW III"). On February 12, 1999, SDW III issued an aggregate of $156.0 million of SDW III Notes Payable using the Notes Receivable as a pledge of security. The SDW III Notes Payable mature in three installments ranging from 8 to 12 years and bear interest payable semi-annually at rates ranging from 7.16% to 7.36% per annum. The earnings of SDW III, which consist of interest income earned on the Notes Receivable, net of interest expense incurred on the SDW III Notes Payable, is included in other income in the accompanying statements of operations for the three and six months ended March 31, 1999. The Company's investment in the undivided interest in SDW III of approximately $24.2 million is included in other noncurrent assets in the accompanying balance sheet as of March 31, 1999.

NOTE  7. RESTRUCTURING

In October 1998, the Company announced a restructuring plan which included production and maintenance job consolidations and eliminations, as well as the decision to shut down one of its paper machines located at the Westbrook, Maine mill. This paper machine produced release liner paper and

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, MARCH 31, 1999


face sheets used for pressure sensitive papers. The Company has recorded a charge of $3.7 million to cover costs relating to the restructuring which include $2.8 million of costs associated with the termination of 105 employees, or approximately 14% of the Westbrook mill workforce in force at that date, and an estimated loss to dispose of the paper machine of $0.9 million. Of the $3.7 million charged, $0.8 million has been paid with the remaining $2.9 million included in current liabilities in the accompanying balance sheet as of March 31, 1999.

On April 13, 1999, the Company announced the closures of both the pulp mill and a production line which makes coated base paper at its facility in Westbrook, Maine. Approximately 315 employees, both salaried and hourly, will be affected by the closures. Accordingly, the Company will record a pre-tax charge of approximately $39.0 million during the third quarter of fiscal year 1999. The restructuring costs associated with the closures, include $22.0 million of non-cash expenses relating to fixed asset write-offs and $17.0 million of accruals of one-time cash costs. The closures are expected to improve future operating income.


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

In addition to conventional pollutants, minute quantities of dioxins and other chlorinated organic compounds may be contained in the wastewater effluent of the Company's bleached kraft pulp mills in Somerset and Westbrook, Maine and Muskegon, Michigan. In February 1999, the U.S. EPA issued a National Pollutant Discharge Elimination System ("NPDES") wastewater permit and administrative order for the Westbrook mill, requiring compliance with new effluent permit limits by 2001. In April 1999, the Company announced its plan to close the Westbrook pulp mill by late June 1999 ( See Note 7 ).

The Company's Muskegon mill is involved, as one of various industrial plaintiffs, in litigation with the County of Muskegon (the "County") regarding an ordinance governing the treatment capacity availability and local effluent limit provisions of the ordinance. In July 1998, the appeals court affirmed the lower court's decision substantially in favor of the industrial plaintiffs. However, in February 1999, the County passed a similar ordinance in connection with a federal consent decree. If the Company and other plaintiffs do not prevail in any future appeal or are not successful in ongoing negotiations with government authorities, the Company may not be able to obtain additional treatment capacity for future expansions and the County could impose stricter permit limits. In June 1997, the EPA sued the County for among other things, failure to (a) meet its discharge permit limits for the wastewater facility and
(b) develop and enforce an industrial pretreatment program. A group of industrial users and a group of municipalities filed motions to intervene in the EPA lawsuit. In December 1998, the federal court approved a motion filed by the County to terminate the industrial users' rights to discharge certain pollutant loadings, but not the right to discharge certain volumes of wastewater to the system. The industrial users believe they have a meritorious basis for further legal action and are evaluating their alternatives. A final adverse decision in either of these lawsuits could require substantial additional expenditures, including short-term expenditures, and may lead to substantial fines for any

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, MARCH 31, 1999


noncompliance. In December 1997, the County notified the Company and other industrial users of its intentions to terminate their service agreements on January 1, 2000. The Company believes that under Michigan contract law, related contracts and county bond commitments, that the County does not have the authority to unilaterally terminate the service agreements.

In November 1993, the EPA announced proposed regulations that would impose new air and water quality standards aimed at further reductions of pollutants from pulp and paper mills, particularly those conducting bleaching operations (generally referred to as the "cluster rules"). The cluster rules were published on April 15, 1998, with compliance with the rules generally required beginning in 2001. The Company believes that environmental compliance expenditures, the bulk of which are for the cluster rules compliance, will require aggregate capital expenditures of approximately $55.0 million to $75.0 million through 2001, of which $20.0 million has already been incurred. The ultimate financial impact to the Company of compliance with the cluster rules will depend upon the cost and availability of new technology.

The Company believes that none of these matters, individually or in the aggregate, is expected to have a material adverse effect on its consolidated financial position, results of operations or cash flows.


NOTE  9. COMMITMENTS AND CONTINGENCIES

In connection with the acquisition of SFPNA from Scott Paper ("Scott") in December of 1994, SFPNA entered into long-term (25 years initially, subject to mill closures and certain FORCE MAJEURE events) agreements with Scott (now Kimberly-Clark) for the supply of pulp and water and the treatment of effluent at the Mobile mill. On May 4, 1998, the Company announced an agreement with Kimberly-Clark to terminate the long-term pulp supply contract effective September 1, 1999. The cancellation of the Company's pulp contract with Kimberly-Clark is expected to benefit the Company's paper making operations by providing for increased flexibility in procuring fiber from competitive global market sources and allowing for improved paper machine scheduling efficiencies and product mix. The Company is currently negotiating agreements with a number of suppliers providing for pulp deliveries at market rates commencing on or about September 1, 1999. Kimberly-Clark has announced its intention to close its pulp mill at the Mobile site effective September 1999. While Kimberly-Clark will continue to provide to SFPNA water and effluent services generally at current cost after the pulp mill closes, closure could adversely impact the Company's energy rates as described below.

The Company has a long-term agreement (the "Energy Agreement") with Mobile Energy Services Corporation ("MESC") to buy its requirements for electric power and steam for the Mobile paper mill at current rates (subject to change as described below) generally comparable to market tariffs. The Company is currently evaluating the impact on continued MESC operations of the announced closure of the Kimberly-Clark pulp mill. The closure of the Kimberly-Clark pulp mill may result in a MESC default under certain bond indentures, and has recently led to the filing by MESC under a Chapter 11 provision of the bankruptcy laws. If MESC continues operations, as the Company expects, the loss of lower cost biomass and black liquor fuels currently provided to MESC by the pulp mill could have an adverse impact on the Company's energy rates. Although, at this time, there can be no assurance as to the outcome, the Company is currently working with MESC to develop ways to mitigate this impact.

A substantial portion of the Company's electricity requirements are satisfied through its own generation or cogeneration agreements. The Company's power requirements at its Somerset mill are currently satisfied through a cogeneration agreement whereby the mill cogenerates electricity and sells the output

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, MARCH 31, 1999


to Central Maine Power ("CMP") at market rates. The CMP agreement relating to the Somerset mill also provides, but does not require, that the mill purchase electricity from CMP at the standard industrial tariff rate. The Somerset agreement expires in the year 2012. The Company has a short-term agreement relating to the Westbrook mill pursuant to which the Westbrook mill cogenerates electricity and sells any excess output not used by the mill to CMP at market rates. The current short-term agreement for the Westbrook mill will expire on May 31, 1999. The Company and CMP are negotiating an extension of the short-term agreement.

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

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, MARCH 31, 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SAPPI REORGANIZATION

On April 27, 1998, Sappi Limited ("Sappi") announced the business integration of S.D. Warren and its subsidiaries, doing business as Sappi Fine Paper North America ("SFPNA") and Sappi's four international fine paper operations (KNP Leykam, Hannover Papier, Sappi U.K.'s Blackburn mill and Sappi Fine Paper in South Africa) to create Sappi Fine Paper plc. The Sappi Fine Paper Division has a corporate head office in London. The purpose of the reorganization is to focus on Sappi's main business sectors - fine paper and forest products. S.D. Warren products are now being marketed under the name Sappi Fine Paper North America. The legal entities of Holdings, S.D. Warren and S.D. Warren's subsidiaries continue to remain in existence.

MARKET OVERVIEW

The market for coated paper has historically experienced price fluctuations driven by global supply/demand imbalances, inventory shifts and the availability and relative pricing of imported products. Coated freesheet industry volume in the United States was up slightly during the first six months of fiscal year 1999 versus the same period in the prior year. The Company's coated volume in the first half of fiscal year 1999 was down slightly, compared to the prior year. Increased coated freesheet imports, together with enhanced domestic production output levels, has played a key role in placing downward pressure on coated freesheet industry pricing. Overall Company pricing has generally followed industry pricing during this period.

Increased uncoated sales volume was achieved through additional production output and aggressive sales to achieve inventory reductions, each accounting for approximately half of that gain. Net sales price per ton for the three months ended March 31, 1999 was lower due to market transaction pricing. Sales volume for the six months ended March 31, 1999 increased 8% versus sales volume for the same period in the prior fiscal year. Uncoated market prices appear to be stabilizing and price increases in the white offset web segment have been announced.

The Company's specialties business increased shipments of high-end products by 16% during the six months ended March 31, 1999. This was facilitated by the addition of capacity with the installation of a new coater during 1998 together with product improvements. Sales of commodity products have, however, declined due to worldwide economic conditions as well as customers' shifting to higher end products. The Company has maintained its prices in each segment of the specialty business while overall net sales price per ton increased as a result of improved sales mix.

The following discussion and analysis should be read in conjunction with the accompanying Unaudited Condensed Consolidated Financial
Statements and the Notes thereto.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED APRIL 1, 1998

SALES
Sales for the three months ended March 31, 1999 were $354.7 million compared to $376.1 million for the three months ended April 1, 1998, a decrease of $21.4 million or 5.7%. The decrease was primarily due to a 8.6% decrease in average net selling price per paper ton (consistent with the industry-wide downward pressure noted above) for the quarter ended March 31, 1999 compared to the same period in the prior fiscal year, partially offset by the impact of a 2.9% increase in paper volume.

COST OF GOODS SOLD

Cost of goods sold for the three months ended March 31, 1999 decreased $6.9 million or 2.4% to $284.2 million compared to $291.1 million for the three months ended April 1, 1998. Cost of goods sold on a per paper ton basis decreased to $791 per ton for the three months ended March 31, 1999 from $830 per ton for the corresponding prior year quarter. The decrease was primarily due to the impact of lower pulp and energy costs per ton, higher productivity, and other specific efficiency and cost reduction initiatives.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense totaled $38.0 million for the three months ended March 31, 1999 compared to $35.0 million for the three months ended April 1, 1998. The increase in 1999 was due primarily to higher corporate administration and management charges as well as expenses associated with the Year 2000 initiatives.

OTHER INCOME, NET

For the three months ended March 31, 1999, other income-net includes $2.2 million of interest income, of which $1.7 million (net of interest expense accrued on the SDW Timber III notes payable (the "SDW III Notes Payable") was accrued on the notes receivable received in exchange for the sale of the Company's timberlands (See Other Items below).

EXTRAORDINARY ITEM

The premium paid of $1.9 million in connection with the purchase of $24.0 million face value of the Company's Senior Subordinated Notes (the "Notes"), together with the related $0.3 million of accelerated amortization of deferred financing fees resulted in an extraordinary loss of $1.3 million (net of $0.9 million of tax benefits) in the three months ended March 31, 1999. The accelerated amortization of deferred financing fees resulting from the $50.0 million payment of the Company's term loan was not material.

INTEREST EXPENSE AND TAXES

Interest expense for the three months ended March 31, 1999 was $13.6 million compared to $19.2 million for the three months ended April 1, 1998. The $5.6 million decrease was primarily due to lower levels of outstanding debt and lower achieved interest rates and margins. Interest expense includes the amortization of deferred financing fees, but excludes write-offs due to accelerated reductions in related financing.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, MARCH 31, 1999


For the three months ended March 31, 1999, income tax expense, excluding the $1.4 million tax benefit attributable to the extraordinary loss, was $9.1 million compared to $25.8 million for the corresponding period in the prior year, primarily reflecting the change in the Company's earnings level, including the effect of the gain on the sale of the pressure sensitive business in the three months ended April 1, 1998.


SIX MONTHS ENDED MARCH 31, 1999 COMPARED TO THE SIX MONTHS ENDED APRIL 1, 1998

SALES

Sales for the six months ended March 31, 1999 were $688.1 million compared to $719.5 million for the six months ended April 1, 1998, a decrease of $31.4 million or 4.4%. The decrease, despite higher overall volume, was primarily due to lower pricing in the six months ended March 31, 1999.

COST OF GOODS SOLD

Cost of goods sold for the six months ended March 31, 1999 was $544.7 million compared to $553.6 million for the six months ended April 1, 1998, an increase of $8.9 million or 1.6 %. Cost of goods sold on a per paper ton basis decreased to $787 per ton from $821 per ton for the corresponding prior year period. The decrease was primarily due to the impact of lower pulp costs and energy costs per ton, higher productivity and other specific efficiency and cost reduction initiatives.

RESTRUCTURING

In October 1998, the Company announced a restructuring plan which included production and maintenance job consolidations and eliminations, as well as the decision to shut down one of its paper machines located at the Westbrook, Maine mill. This paper machine produced release liner paper and face sheets used for pressure sensitive papers. The Company has recorded a charge of $3.7 million to cover costs relating to the restructuring which include $2.8 million of costs associated with the termination of 105 employees, or approximately 14% of the Westbrook mill workforce in force at that date, and an estimated loss to dispose of the paper machine of $0.9 million. Of the $3.7 million charged, $0.8 million has been paid with the remaining $2.9 million included in current liabilities in the accompanying balance sheet as of March 31, 1999. (see also SUBSEQUENT EVENTS below)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense was $73.1 million for the six months ended March 31, 1999 compared to $69.5 million for the six months ended April 1, 1998, an increase of $3.6 million. The increase of 5.2% is largely due to higher corporate administration and management charges as well as expenses associated with Year 2000 initiatives.

OTHER INCOME, NET

For the six months ended March 31, 1999, other income-net includes $4.3 million of interest income, of which $3.2 million (net of interest expense accrued on the SDW III Notes Payable) was accrued on the notes receivable received in exchange for the sale of the Company's Timberlands.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, MARCH 31, 1999


EXTRAORDINARY ITEMS

The premium paid of $4.4 million to purchase the $50.6 million face of the Notes, together with the related $0.7 million of accelerated amortization of deferred financing fees, resulted in an extraordinary loss of $3.0 milllion (net of $2.1 million of tax benefits) in the six months ended March 31, 1999.

INTEREST EXPENSE AND TAXES

Interest expense for the six months ended March 31, 1999 was $27.9 million compared to $40.1 million for the six months ended April 1, 1998. The $12.2 million reduction in interest expense was primarily due to lower levels of outstanding debt. Interest expense includes the normal amortization of deferred financing fees, but excludes write-offs due to accelerated reductions in related financing.

Income tax expense, excluding the aggregate $2.1 million of tax benefits attributable to the extraordinary items, was $49.6 million for the six months ended March 31, 1999 compared to $36.8 million for the corresponding period in the prior year, primarily reflecting the change in the Company's earnings level, including the $75.4 million gain from the timberlands sale and the $30.9 million gain from the pressure sensitive sale in the first half of fiscal 1999 and 1998, respectively.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $42.0 million for the six months ended March 31, 1999 compared to $45.2 million for the six months ended April 1, 1998. This decrease of $3.2 million is primarily due to lower operating income offset by the impact of a lower investment in working capital and lower interest expense during the first half of fiscal 1999 compared to the same period in the prior year.

The Company's operating working capital was $22.7 million at March 31, 1999 compared to $0.4 million at September 30, 1998. Operating working capital is defined as trade accounts receivable, other receivables and inventories less accounts payable and accrued and other current liabilities. This increase primarily resulted from an increase in trade accounts receivable and inventories and a decrease in accrued and other current liabilities during the six months ended March 31, 1999, offset by the impact of an increase in accounts payable.

Capital expenditures for the six months ended March 31, 1999 were $51.7 million, up from $46.4 million for the six months ended April 1, 1998. Of the $ 51.7 million, $5.5 million was related to construction of the Company's new sheeting and warehouse facility at the Muskegon Michigan mill and $21.4 million was related to the company-wide integrated application system implementation in progress. Capital expenditures are projected to be approximately $130.0 million during fiscal year 1999. In addition, the Company believes that environmental compliance expenditures, the bulk of which are for cluster rules compliance, will approximate $55.0 million to $75.0 million through 2001, of which $20.0 million has already been incurred.

The Company believes that cash generated by operations and amounts available under its revolving credit facility will be sufficient to meet its ongoing operating and capital expenditure requirements for the remainder of 1999.

Net cash provided by financing activities was $35.3 million for the six months ended March 31, 1999 compared to $146.5 million cash used in financing activities for the corresponding period of the previous

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, MARCH 31, 1999


year. In February 1999, cash of $156.0 million was received in connection with the monetization of a portion of the notes receivable received in exchange for the sale of the timberlands (see Other Items SALE OF TIMBERLANDS). The Company also purchased $50.6 million of face value of Notes for $55.0 million of cash and prepaid $50.0 million of its bank term loan. On March 29, 1999 the Company paid a $15.0 million cash dividend to its parent, Holdings. In turn, Holdings has advanced $15.0 million to an affiliate of Sappi in the form of a promissory note due April 2002. During December 1997, the Company made an optional prepayment of $75.0 million of the Company's term loans and paid a dividend of $58.2 million to the Company's parent, Holdings.

LONG-TERM DEBT

At March 31, 1999, long-term debt was $471.1 million compared to $573.8 million at September 30, 1998, a decrease of $102.7 million which was primarily due to the aforementioned repayments. At March 31, 1999, SFPNA did not have any borrowings outstanding under its revolving credit facility, resulting in an unused borrowing capacity of approximately $233.4 million, after giving effect to outstanding letters of credit, which may be used to finance working capital needs. In addition, SFPNA had approximately $120.2 million of letters of credit outstanding under its letter of credit facility at March 31, 1999.

SUBSEQUENT EVENTS

On April 13, 1999, the Company announced the closures of both the pulp mill and a machine which makes coated base paper, at its facility in Westbrook, Maine. Approximately 315 employees, both salaried and hourly, will be affected by the closures. Accordingly, the Company will record a pre-tax charge of approximately $39.0 million during the third quarter of fiscal year 1999. The restructuring costs associated with the closures include $22.0 million of non-cash expenses relating to fixed asset write-offs and $17.0 million of accruals of one-time cash costs. The closures are expected to improve future operating income.

During April 1999, the Company repurchased $9.5 million face value of its Notes for a cash settlement of $10.3 million. The premium paid of $0.8 million, along with approximately $0.3 million of accelerated amortization of deferred financing fees will result in an extraordinary loss, net of tax, of approximately $0.6 million which will be recorded in the third quarter of fiscal year 1999.


OTHER ITEMS

SALE OF TIMBERLANDS

On November 12, 1998, the Company sold its interests in approximately 905,000 acres of timberlands located in Maine and certain machinery and equipment to Plum Creek Timber Company, L.P. ("Plum Creek") in exchange for notes receivable (the "Notes Receivable") with a fair market value of $177.1 million and cash of $3.3 million. The Notes Receivable have an aggregate face amount of $171.4 million and original maturities ranging from 8.25 years to 12.25 years. Interest rates on the notes (originally ranging from 7.17% to 7.23% per annum) were reset on February 12, 1999 and now range from 7.62% to 7.83% per annum. To consummate the sale, the Company transferred all of its timberlands and related machinery and equipment to a wholly-owned limited liability company, all of the membership interest of which was then sold to Plum Creek. The Company recognized a pre-tax gain

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, MARCH 31, 1999


from the sale of the timberlands of $75.4 million. The timberlands and related machinery and equipment sold are shown in the Company's balance sheet at September 30, 1998 as assets under agreement to sell.

The Company and Plum Creek executed a fiber supply agreement (the "supply agreement"), with an initial term of 25 years and with three five-year renewal options. Under the supply agreement, the Company will purchase hardwood pulpwood at an annual minimum of 300,000 to 375,000 tons, or approximately 13% of the Company's annual requirements, at market prices.

On January 21, 1999, the Notes Receivable were contributed to a wholly-owned bankruptcy remote subsidiary, SDW Timber III ("SDW III"). On February 12, 1999, SDW III issued an aggregate of $156.0 million of the SDW III Notes Payable using the Notes Receivable as a pledge of security. The SDW III Notes Payable mature in three installments ranging from 8 to 12 years and bear interest payable semi-annually at rates ranging from 7.16% to 7.36% per annum. The earnings of SDW III, which consist of interest income earned on the Notes Receivable net of interest expense incurred on the SDW III Notes Payable is included in other income in the accompanying statements of operations for the three and six months ended March 31, 1999. The Company's investment in the undivided interest of SDW III of approximately $24.2 million is included in other noncurrent assets in the accompanying balance sheet as of March 31, 1999.

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

YEAR 2000

The statements in this section constitute a "Year 2000 readiness disclosure" within the meaning of the "Year 2000 Information and Disclosure Act."

The millennium computer date ("Year 2000") issue is the result of computer programs using two digits (as opposed to four digits) to store, manipulate or display calendar year information. Computer applications and hardware configured in this manner may be unable to correctly interpret dates beyond December 31, 1999. In addition, programming logic for date handling often does not account for leap day, February 29, 2000. These conditions could result in computer application errors or systems failure, and ultimately could lead to significant disruption in operations and the potential for short-term business failure. All of these issues are collectively referred to as the Year 2000 issue.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, MARCH 31, 1999


The Company commenced its Year 2000 project during the fourth quarter of fiscal year 1996. The enterprise-wide project is intended to remediate the cross-century date processing problem within the Company's computer systems including business applications systems, manufacturing execution systems, production control systems, and data communications infrastructure. The Company has contracted with a national consulting firm specializing in Year 2000 initiatives. This consulting firm has employed its Year 2000 compliance methodology as well as specialized project management and technical staff to advise and assist in the conduct of the Company's Year 2000 project.

An enterprise systems inventory was completed by the Company in the third quarter of fiscal year 1997. The enterprise systems inventory includes the Company's business applications, manufacturing execution systems, end-user computing systems, and computing environments. Similarly, a production control/embedded systems inventory was also undertaken in fiscal 1998.

Compliance strategies employed by the Year 2000 project team include: system remediation (Year 2000 readiness modifications), system retirement, and system replacement. This includes the replacement of a significant number of legacy business systems with the implementation of a company-wide integrated application system ("the integrated system"). Detailed project plans and established project milestones are used to monitor the progress of the Company's compliance strategies.

The target completion date for the compliance of all material systems, other than specific manufacturing excution systems and the embedded systems, is June 30, 1999. The embedded system compliance completion date is August 1999, with the final manufacturing execution system being completed by September 30, 1999. Project progress is reported monthly to the Company's Year 2000 Project Executive Steering Committee. Currently, the project is progressing as planned, although there can be no assurance that the Company will not encounter unexpected delays or expenses during the final stages of the project.

Following the remediation phase of the Year 2000 project and continuing through the remainder of calendar 1999, verification testing of technologies is planned, particularly in the area of production control/embedded systems.

With respect to the Year 2000 assessment and assurance of the Company's critical business partners, the Year 2000 project team is working in cooperation with Company business representatives to assess the Year 2000 readiness of critical vendors and customers whose failure would have a material adverse affect on SFPNA's manufacturing and distribution processes. These vendors and customers are being contacted and asked to complete and return a Year 2000 readiness questionnaire for SFPNA's assessment. Both returned questionnaires and the absence of responses are being reviewed for implicit risk. Contingency plans will be developed for those vendors and customers who may expose the Company to adverse business risks.

The contingency planning phase has begun and will continue through the remainder of calendar 1999. This phase of the Year 2000 project will seek to address the potential for impact to the Company's internal business processes and technologies. Key aspects which will be addressed by the contingency planning phase are failure recovery, business continuity, and contingency plan execution management. The target date for identification of all contingency plans is June 30, 1999. The target date for completion of all contingency plans is October 1999.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, MARCH 31, 1999


For those information technology systems not being replaced by the implementation of the integrated system, the Year 2000 initiative is estimated to cost a total of $14.2 million, which includes $13.1 million for remediation services by third party consultants and $0.3 million for new hardware and software. Cumulative through March 31, 1999, $10.8 million of primarily consulting costs have been expensed, $3.3 million of which are included in the results of operations for the six months ended March 31, 1999. There can be no assurance that these costs will not increase as the Company continues to implement its integrated systems and Year 2000 project. As stated above, the Company is currently implementing a company-wide integrated application system which will replace a number of systems which are not Year 2000 compliant. The completion of the phase of this project which relates to non-Year 2000-ready systems is July 1999.


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

Because Holdings has no material assets other than the outstanding common stock of S.D. Warren (all of which is pledged to the lenders under the Company's Credit Agreement) and all of the operations of Holdings (other than the management of its investment in SFPNA) are currently conducted through SFPNA and its subsidiaries, Holdings' ability to meet its cash obligations is dependent upon the earnings of SFPNA and it subsidiaries and the distribution or other provision of those earnings to Holdings. Holdings has no material indebtedness outstanding (other than advances that may be owed from time to time to SFPNA and guarantees in respect of indebtedness of SFPNA and its subsidiaries). Holdings does, however, have various obligations with respect to its equity securities (including in respect of registration rights granted by Holdings) that have required and are likely to continue to require cash expenditures by Holdings. The Company believes that the Credit Agreement, the Indenture relating to the Notes and the S.D. Warren B Series Preferred Stock permit SFPNA to pay a dividend or otherwise provide funds to Holdings to enable Holdings to meet its known cash obligations for the foreseeable future, provided that SFPNA meets certain conditions. Among such conditions are that SFPNA maintain specified financial ratios and comply with certain financial tests.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, MARCH 31, 1999


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated with changes in interest rates. The Company's objective in managing its exposure to interest rate change is to limit the impact of interest rate changes in earnings and cash flow and to lower its overall borrowings costs. Short-term borrowings, if required, are used to meet working capital requirements and long-term borrowings are generally used to finance long-term investments. The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable and debt. In addition, the Company uses interest rate swaps as a means of managing interest rate risk associated with relevant outstanding debt receivables. The carrying amounts of cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments.

The Company's interest rate exposure is limited primarily to interest rate changes on its variable rate Credit Facility. The Credit Facility bears interest at rates which fluctuate with changes in the Eurodollar rate. For the six months ended March 31, 1999, a hypothetical 10% immediate increase in interest rates would increase the Company's interest expense by approximately $0.4 million. The fair value of the Company's interest rate swap would not be materially effected by a change in interest rates.

The majority of the Company's long-term debt, approximately $480.0 million at March 31, 1999, is at fixed interest rates. Accordingly, there would be no immediate impact on the Company's interest expense associated with its long-term debt due to fluctuations in market interest rates. However, based on a hypothetical 10% immediate decrease in market interest rates, the fair value of the Company's long-term debt, which would be sensitive to such interest rate changes, would be increased by approximately $3.7 million as of March 31, 1999. Such fair value changes may affect the Company's determination as to whether to retain, replace or retire its long-term debt.

During the six months ended March 31, 1999, the Company did not engage in foreign currency hedging activities. The currency exchange impact from the Company's transactions with its affiliates was immaterial.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, MARCH 31, 1999


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

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, MARCH 31, 1999


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      S.D. Warren Company

Date: May 12, 1999                    By: /s/ TREVOR LARKAN
                                      ----------------------
                                      Trevor Larkan
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)