Form 10-Q
period 1999-06-30
WARREN S D CO /PA/
filed 1999-08-06
CIK 935704

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        FORM 10-Q FINANCIAL INFORMATION*

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1999

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                   to
                                    -----------------    ------------------


                        Commission file number: 33-88496*

                               S.D. WARREN COMPANY
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

Pennsylvania                                                          23-2366983
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation or organization)

225 Franklin Street, Boston, Massachusetts                                 02110
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

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, JUNE 30, 1999


NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company wishes to caution readers that this Report on Form 10-Q for S.D. Warren Company and subsidiaries (the "Company") contains certain "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. The words "believe," "anticipate," "intend," "estimate," "plan," "assume," and other similar expressions which are predictions of or indicate future events and future trends which do not relate to historical matters identify forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which are in some cases beyond the control of the Company and may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Certain factors that may cause such differences include, but are not limited to the following: (a) increased competition from either domestic or foreign paper producers, including increases in competitive capacity through construction of new mills or conversion of older facilities to produce competitive products, (b) variations in demand for the Company's products, (c) changes in the cost or availability of the raw materials used by the Company, particularly market pulp and wood, (d) costs of compliance with new environmental laws and regulations, (e) decisions by the Company to make a significant acquisition or a significant increase in production capacity, (f) competitive pricing pressures for the Company's products, (g) unanticipated manufacturing disruptions, (h) unanticipated expenses or delays in resolving Year 2000 issues by either the Company or its significant business partners, and
(i) changes in environmental, tax and other laws and regulations. These and other factors that might cause differences between actual and anticipated results, performance, and achievements are discussed in greater detail in this Report on Form 10-Q. See also "Market Overview" under Part I, Item 2, Management's Discussion and Analysis of Results of Operations and Financial Condition.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, JUNE 30, 1999



                                TABLE OF CONTENTS

                                                                                                            PAGE NO.
                                                                                                            --------
PART I - FINANCIAL INFORMATION

   ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


      Condensed Consolidated Statements of Operations for the three and nine months ended July 1, 1998 and June 30, 1999........................................................................................4


      Condensed Consolidated Balance Sheets at September 30, 1998 and June 30, 1999............................6


      Condensed Consolidated Statements of Cash Flows for the nine months ended
      July 1, 1998 and June 30, 1999...........................................................................7


      Notes to Unaudited Condensed Consolidated Financial Statements...........................................8


   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION..............14


   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................................22


PART II - OTHER INFORMATION................................................................................23


      Item 1. Legal Proceedings...............................................................................23


      Item 2.  Changes in Securities..........................................................................23


      Item 3.  Default upon Senior Securities.................................................................23


      Item 4.  Submission of Matters to a Vote of Security Holders............................................23


      Item 5.  Other Information..............................................................................23


      Item 6.   Exhibits and Reports on Form 8-K..............................................................23


   SIGNATURE..................................................................................................24


                      S.D. WARREN COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN MILLIONS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                         THREE MONTHS        THREE MONTHS
                                                                            ENDED               ENDED
                                                                         JULY 1, 1998       JUNE 30, 1999

                                                                         ------------       -------------

Sales                                                                      $   352.9           $   335.6
Cost of goods sold                                                             271.6               272.2
                                                                        ------------       -------------
Gross profit                                                                    81.3                63.4
Selling, general and administrative expense                                     35.0                36.3
Restructuring                                                                 --                    35.9
                                                                        ------------       -------------
Income (loss) from operations                                                   46.3                (8.8)
Other income, net                                                                1.0                 1.7
Interest expense                                                                16.2                12.5
                                                                        ------------       -------------
Income (loss) before income taxes and extraordinary items                       31.1               (19.6)
Income tax expense (benefit)                                                    13.1                (7.9)
                                                                        ------------       -------------
Income (loss) before extraordinary items                                        18.0               (11.7)
Extraordinary items, net of tax                                                 (1.0)               (1.5)
                                                                        ------------       -------------
Net income (loss)                                                               17.0               (13.2)
Dividends and accretion on S.D. Warren Series B preferred stock                  3.9                 4.1
                                                                        ------------       -------------
Net income (loss) applicable to common stockholder                         $    13.1           $   (17.3)
                                                                        ------------       -------------
                                                                        ------------       -------------
Earnings per common share:
     Income (loss) before extraordinary items applicable to
     common stockholder                                                    $    0.14          $    (0.16)
                                                                        ------------       -------------
                                                                        ------------       -------------
     Net income (loss) applicable to common stockholder                    $    0.13          $    (0.17)
                                                                        ------------       -------------
                                                                        ------------       -------------
Weighted average number of shares outstanding                                    100                 100
                                                                        ------------       -------------
                                                                        ------------       -------------


 See accompanying notes to unaudited condensed consolidated financial statements
                                                           4

                      S.D. WARREN COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN MILLIONS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                          NINE MONTHS           NINE MONTHS
                                                                              ENDED                 ENDED
                                                                          JULY 1, 1998         JUNE 30, 1999
                                                                          -----------           -----------
Sales                                                                      $   1,072.4           $   1,023.6
Cost of goods sold                                                               825.2                 816.9
                                                                           -----------           -----------
Gross profit                                                                     247.2                 206.7
Selling, general and administrative expense                                      104.5                 109.4
Restructuring                                                                    --                     39.6
                                                                           -----------           -----------
Income from operations                                                           142.7                  57.7
Gain on sale of pressure sensitive business                                       30.9                --
Gain on sale of timberlands                                                      --                     75.4
Other income, net                                                                  3.8                   6.8
Interest expense                                                                  56.3                  40.4
                                                                           -----------           -----------
Income before income taxes and extraordinary items                               121.1                  99.5
Income tax expense                                                                49.9                  41.7
                                                                           -----------           -----------
Income before extraordinary items                                                 71.2                  57.8
Extraordinary items, net of tax                                                   (2.5)                 (4.5)
                                                                           -----------           -----------
Net income                                                                        68.7                  53.3
Dividends and accretion on S.D. Warren Series B preferred stock                   12.2                  13.4
                                                                           -----------           -----------
Net income applicable to common stockholder                                $      56.5           $      39.9
                                                                           -----------           -----------
                                                                           -----------           -----------
Earnings per common share:
     Income before extraordinary items applicable to
        common stockholder                                                 $      0.59          $       0.44
                                                                           -----------           -----------
                                                                           -----------           -----------
     Net income applicable to common stockholder                           $       .57          $       0.40
                                                                           -----------           -----------
                                                                           -----------           -----------
Weighted average number of shares outstanding                                      100                   100
                                                                           -----------           -----------
                                                                           -----------           -----------



See accompanying notes to unaudited condensed consolidated financial statements.
                                                                5

                      S.D. WARREN COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)


                                                                                                                          JUNE 30,
                                                                                                 SEPTEMBER 30,             1999
                                                                                                      1998              (UNAUDITED)
                                                                                                  --------               --------
                                                                   ASSETS
Current Assets:
         Cash and cash equivalents                                                                $     34.7          $     22.7
         Trade accounts receivable, net                                                                 43.0                75.3
         Other receivables                                                                              18.1                18.9
         Inventories                                                                                   166.8               205.6
         Deferred income taxes                                                                          28.5                44.2
         Other current assets                                                                           10.2                12.0
                                                                                                 -----------         -----------
              Total current assets                                                                     301.3               378.7
Plant assets, net                                                                                      970.5               969.7
Assets held under agreement to sell                                                                     98.9              --
Goodwill, net                                                                                           84.4                79.9
Deferred financing fees, net                                                                            28.0                23.9
Other assets, net                                                                                       24.4                47.0
                                                                                                 -----------         -----------
               Total assets                                                                       $  1,507.5          $  1,499.2
                                                                                                 -----------         -----------
                                                                                                 -----------         -----------
                                          LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
         Current maturities of long-term debt                                                     $      6.4          $      8.4
         Accounts payable                                                                              129.7               166.2
         Accrued and other current liabilities                                                          97.8               106.8
                                                                                                 -----------         -----------
               Total current liabilities                                                               233.9               281.4
                                                                                                 -----------         -----------
Long-term debt:
         Term loans                                                                                    138.6                86.6
         Senior subordinated notes                                                                     324.6               248.9
         Exchange Debentures                                                                          --                   132.9
         Other                                                                                         110.6               110.5
                                                                                                 -----------         -----------
                                                                                                       573.8               578.9
Deferred income taxes                                                                                   81.7               111.3
Other liabilities                                                                                      115.3               119.4
                                                                                                 -----------         -----------
               Total liabilities                                                                     1,004.7             1,091.0
                                                                                                 -----------         -----------
Commitments and contingencies (Notes 8 and 9)
Warren Series B redeemable exchangeable preferred stock
 (liquidation value, $126.1 and $0, respectively)                                                      119.5              --
                                                                                                 -----------         -----------
Stockholder's equity:
         Common stock                                                                                 --                  --
         Capital in excess of par value                                                                321.4               321.4
         Retained earnings                                                                              61.9                86.8
                                                                                                 -----------         -----------
               Total stockholder's equity                                                              383.3               408.2
                                                                                                 -----------         -----------
               Total liabilities and stockholder's equity                                         $  1,507.5          $  1,499.2
                                                                                                 -----------         -----------
                                                                                                 -----------         -----------

 See accompanying notes to unaudited condensed consolidated financial statements

                      S.D. WARREN COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN MILLIONS, UNAUDITED)

                                                                              NINE MONTHS        NINE MONTHS
                                                                                 ENDED              ENDED
                                                                             JULY 1, 1998        JUNE 30, 1999
                                                                             ------------        -------------
Cash Flows from Operating Activities:
      Net income                                                              $   68.7           $   53.3
      Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation, cost of timber harvested and amortization                68.0               86.8
           Deferred income taxes                                                  18.9               13.9
           Extraordinary items                                                     4.2                7.7
           Gain on sale of timberlands                                          --                  (75.4)
           Gain on sale of pressure sensitive business                           (30.9)            --
           Other                                                                   0.3                0.2
           Changes in assets and liabilities:
              Trade and other accounts receivable, net                             6.8              (34.1)
              Inventories, net                                                   (43.1)             (38.8)
              Accounts payable and other current liabilities                     (16.4)              42.3
              Other assets and liabilities                                         2.1                5.7
                                                                          ------------        -------------
                 Net cash provided by operating activities                        78.6               61.6
                                                                          ------------        -------------
Cash Flows from Investing Activities:
      Monetization of note receivable                                           --                  156.0
      Investment in plant assets and timber resources                            (73.4)             (80.5)
      Proceeds from sale of timberlands                                         --                    3.3
      Proceeds from sale of pressure sensitive business                           51.5             --
      Other investing activities                                                  (1.5)              (4.8)
                                                                          ------------        -------------
                 Net (cash used) provided by in investing activities             (23.4)              74.0
                                                                          ------------        -------------
Cash Flows from Financing Activities:
      Proceeds from short term borrowings                                       --                   54.5
      Repayments of debt, including premiums                                    (145.3)            (186.5)
      Dividends paid to parent                                                   (58.2)             (15.0)
      Other financing activities                                                  (3.1)              (0.6)
                                                                          ------------        -------------
           Net cash (used in) financing activities                              (206.6)            (147.6)
                                                                          ------------        -------------
Net change in cash and cash equivalents                                         (151.4)             (12.0)
                                                                          ------------        -------------
Cash and cash equivalents:
      Beginning of period                                                        180.7               34.7
                                                                          ------------        -------------
      End of period                                                           $   29.3           $   22.7
                                                                          ------------        -------------
                                                                          ------------        -------------

Supplemental Cash Flow Information:
      Cash paid during the period for:
            Interest                                                          $   75.1           $   51.4
                                                                          ------------        -------------
                                                                          ------------        -------------
            Income taxes                                                      $   27.9           $   23.4
                                                                          ------------        -------------
                                                                          ------------        -------------


See accompanying notes to unaudited condensed consolidated financial statements.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, JUNE 30, 1999





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


SAPPI REORGANIZATION

On April 27, 1998, Sappi announced the business integration of SFPNA with Sappi's four international fine paper operations (KNP Leykam, Hannover Papier, Sappi UK's Blackburn mill and Sappi Fine Paper in South Africa) to create Sappi Fine Paper plc. The Sappi Fine Paper Division has established a corporate head office in London. The purpose of the reorganization is to focus on Sappi's main business sectors - fine paper and forest products. S.D. Warren products are now being marketed under the name of Sappi Fine Paper North America. The legal entities of Holdings, S.D. Warren and S.D. Warren's subsidiaries continue to remain in existence.


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

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, JUNE 30, 1999


UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company's financial position and results of operations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998. The unaudited condensed consolidated results of operations for the three months and nine months ended June 30, 1999 are not necessarily indicative of results that could be expected for a full year.


NOTE 2. ACCOUNTING PRONOUNCEMENTS

Several new accounting pronouncements (Statements of Financial Accounting Standards ("SFAS") Nos. 130, 131, 132 and 133 and Statement of Position ("SOP") No. 98-5 have been issued over the past year on the subjects of reporting comprehensive income, segment reporting, pension and other post retirement benefit disclosures, derivative instruments and hedging activities, and start-up costs, respectively. SFAS Nos. 130, 131, 132 and SOP No. 98-5 will be adopted in the fourth quarter of fiscal 1999. The Company does not expect the implementation of these statements to have a material effect on its consolidated financial statements. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" will be effective in the first quarter of fiscal 2001. The Company is currently evaluating the impact of SFAS No. 133 and has not yet determined its effect on the Company's consolidated financial statements.

NOTE 3. RELATED PARTY TRANSACTIONS

SFPNA sells products to certain Sappi subsidiaries (Sappi Europe, Sappi UK, Sappi South Africa, Specialty Pulp Services and U.S. Paper). These subsidiaries then resell SFPNA's products to external customers at market prices and remit the proceeds from such sales to SFPNA, net of a 5% sales commission. Net of commissions, SFPNA shipped $29.5 million and $89.5 million to certain Sappi subsidiaries for the three and nine months ended June 30, 1999, respectively. For the same periods in the prior fiscal year, SFPNA shipped $30.0 million and $92.2 million, net of commissions, to these Sappi subsidiaries, respectively. At September 30, 1998 and June 30, 1999, approximately 16% and 21% respectively, of the Company's gross trade receivables (including those receivables which were securitized and sold) were due from Sappi affiliates.

SFPNA also purchases products from certain affiliates (Sappi UK, Hannover Papier, and beginning in the fourth quarter of fiscal 1998, KNP Leykam) for sale to SFPNA's North American customers. SFPNA resells these products at market prices and remits the proceeds, net of a 5% sales commission, to the Sappi affiliates. Net of commissions, SFPNA imported approximately $20.6 million and $56.2 million of products from these Sappi affiliates for the three and nine months ended June 30, 1999, and $5.9 million and $19.7 million for the three and nine months ended July 1, 1998, respectively.

On March 29, 1999, the Company paid a $15.0 million cash dividend to its parent, Holdings. In turn, Holdings advanced $15.0 million to an affiliate of Sappi in the form of a promissory note due April 2002.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, JUNE 30, 1999


NOTE 4. INVENTORIES, NET (IN MILLIONS)

                                                   JULY 1, 1998         SEPTEMBER 30, 1998       JUNE 30, 1999
                                                   ------------         ------------------       -------------
Finished products                                     $102.8                   $81.6                $115.8
Work in process                                         34.1                    26.3                  28.6
Pulp, logs and pulpwood                                 22.2                    24.5                  26.3
Maintenance parts and other supplies                    37.8                    34.4                  34.9
                                                     -------                 -------               -------
                                                      $196.9                  $166.8                $205.6
                                                     -------                 -------               -------
                                                     -------                 -------               -------



NOTE 5. LONG-TERM DEBT

The current portion of long-term debt of $8.4 million consists primarily of bank term loan principal payments scheduled for September 1999 and March 2000.

During the nine months ended June 30, 1999, the Company purchased an aggregate of $75.8 million face value of its 12% Senior Subordinated Notes (the "Notes"). The Notes purchase transactions were settled for $82.1 million of cash. The premium paid of $6.3 million to purchase the Notes, together with the related accelerated amortization of $1.4 million of deferred financing fees, resulted in an extraordinary loss of $4.5 million (net of a $3.2 million tax benefit). This extraordinary loss was recorded in the nine months ended June 30, 1999. The Company may continue to purchase additional amounts of the Notes subject to opportune pricing.

On June 15, 1999 (the "Exchange Date"), the Company exchanged its 14% Series B Senior Exchangeable Preferred Stock due 2006 (the "Preferred Stock") into 14% Subordinated Exchange Debentures due 2006 (the "Exchange Debentures"). The Company exchanged all of the Preferred Stock for Exchange Debentures having a principal amount of $132.9 million, representing $25.00 per share of Preferred Stock, plus accrued and unpaid dividends on the Preferred Stock. On the Exchange Date, all rights with respect to the Preferred Stock were terminated, and dividends on the Preferred Stock ceased to accrue on and after the Exchange Date. It is the intention of the Company to settle in cash, on a quarterly basis the interest due on the Exchange Debentures.

During February 1999, the Company used a portion of the cash proceeds received in connection with the issuance of the SDW Timber III notes payable (the "SDW III Notes Payable") (see Note 6 below) to repay $50.0 million of its bank term loan. The related accelerated amortization of deferred financing fees was not material.


NOTE 6. SALE OF TIMBERLANDS

On November 12, 1998, the Company sold its interest in approximately 905,000 acres of timberlands located in Maine and certain machinery and equipment to Plum Creek Timber Company, L.P. ("Plum Creek") in exchange for notes receivable (the "Notes Receivable") with a fair market value of $177.1 million and cash of $3.3 million. The Notes Receivable have an aggregate face amount of $171.4 million and original maturities ranging from 8.25 years to 12.25 years. Interest rates on the Notes Receivable (originally ranging from 7.17% to 7.23% per annum) were reset on February 12, 1999 and now range from 7.62% to 7.83% per annum. To consummate the sale, the Company transferred all of its timberlands and related machinery and equipment to a wholly-owned limited liability company, all of the membership

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, JUNE 30, 1999

interest of which was then sold to Plum Creek. The Company recognized a pre-tax gain from the sale of the timberlands of $75.4 million. The timberlands and related machinery and equipment sold are shown in the Company's balance sheet at September 30, 1998 as assets under agreement to sell.

The Company and Plum Creek executed a fiber supply agreement (the "supply agreement"), with an initial term of 25 years and with three five-year renewal options. Under the supply agreement, the Company will purchase hardwood pulpwood at an annual minimum of 300,000 to 375,000 tons, or approximately 13% of the Company's annual requirements, at market prices.

On January 21, 1999, the Notes Receivable were contributed to a wholly-owned bankruptcy remote subsidiary, SDW Timber III ("SDW III"). On February 12, 1999, SDW III issued an aggregate of $156.0 million of SDW III Notes Payable using the Notes Receivable as a pledge of security. The SDW III Notes Payable mature in three installments ranging from 8 to 12 years and bear interest payable semi-annually at rates ranging from 7.16% to 7.36% per annum. The earnings of SDW III, which consist of interest income earned on the Notes Receivable, net of interest expense incurred on the SDW III Notes Payable, are included in other income in the accompanying statements of operations for the three and nine months ended June 30, 1999. The Company's investment in the undivided interest in SDW III of approximately $24.2 million is included in other noncurrent assets in the accompanying balance sheet as of June 30, 1999.


NOTE 7. RESTRUCTURING

In October 1998, the Company announced a restructuring plan at the Westbrook, Maine mill which included production and maintenance job consolidations and eliminations, as well as the decision to shut down one of its paper machines. This paper machine produced release liner paper and face sheets used for pressure sensitive papers. The Company recorded a charge of $3.7 million to cover costs relating to the restructuring which included $2.8 million of costs associated with the termination of 105 employees, or approximately 14% of the Westbrook mill workforce in force at that date, and an estimated loss of $0.9 million to dispose of the paper machine. Of the $2.8 million of cash charges, $0.9 million has been paid, with the remaining $1.9 million included in current liabilities in the accompanying balance sheet as of June 30, 1999.

On April 13, 1999, the Company announced the closures at its facility in Westbrook, Maine of both the pulp mill and a production line which made coated base paper. Approximately 315 employees, both salaried and hourly, have been affected by the closures, or approximately 48% of the then remaining Westbrook mill workforce. The Company has recorded a pre-tax charge of approximately $35.9 million during the third quarter of fiscal year 1999. The restructuring costs associated with the closures include $20.3 million of non-cash expenses relating to fixed asset write-offs and $15.6 million of accruals of one-time cash costs, primarily associated with the termination of employees. The closures are expected to improve future operating income. Of the $15.6 million charged, $0.2 million has been paid with the remaining amounts included in current liabilities in the accompanying balance sheet as of June 30, 1999.


NOTE 8. ENVIRONMENTAL AND SAFETY MATTERS

The Company is subject to a wide variety of environmental laws and regulations relating to, among other matters, air emissions, wastewater discharges, past and present landfill operations and hazardous waste

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, JUNE 30, 1999

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

In addition to conventional pollutants, minute quantities of dioxins and other chlorinated organic compounds may be contained in the wastewater effluent of the Company's bleached kraft pulp mills in Somerset and Westbrook, Maine and Muskegon, Michigan. In February 1999, the U.S. EPA issued a National Pollutant Discharge Elimination System ("NPDES") wastewater permit and administrative order for the Westbrook mill, requiring compliance with new effluent permit limits by 2001. In late June 1999, the Company closed the Westbrook pulp mill (See Note 7).

The Company's Muskegon mill is involved, as one of various industrial plaintiffs, in litigation with the County of Muskegon (the "County") regarding an ordinance governing the treatment capacity availability and local effluent limit provisions of the ordinance. In July 1998, the appeals court affirmed the lower court's decision substantially in favor of the industrial plaintiffs. However, in February 1999, the County passed a similar ordinance in connection with a federal consent decree. If the Company and other plaintiffs do not prevail in any future appeal regarding the consent decree or are not successful in ongoing negotiations with government authorities, the Company may not be able to obtain additional treatment capacity for future expansions and the County could impose stricter permit limits.

In June 1997, the EPA sued the County for among other things, failure to (a) meet its discharge permit limits for the wastewater facility and (b) develop and enforce an industrial pretreatment program. A group of industrial users, including the Company and a group of municipalities filed motions to intervene in the EPA lawsuit. In December 1998, the federal court approved a motion filed by the County to terminate the industrial users' rights to discharge certain pollutant loadings, but not the right to discharge certain volumes of wastewater to the system. The industrial users believe they have a meritorious basis for further legal action and are evaluating their alternatives. A final adverse decision in either of these lawsuits could require substantial additional expenditures, including short-term expenditures, and may lead to substantial fines for any noncompliance. In December 1997, the County notified the Company and other industrial users of its intentions to terminate their wastewater service agreements on January 1, 2000. The Company believes that under Michigan contract law, related contracts and county bond commitments, that the County does not have the authority to unilaterally terminate the wastewater service agreements.

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

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, JUNE 30, 1999

NOTE 9. COMMITMENTS AND CONTINGENCIES

In connection with the acquisition of SFPNA from Scott Paper ("Scott") in December of 1994, SFPNA entered into long-term (25 years initially, subject to mill closures and certain FORCE MAJEURE events) agreements with Scott (now Kimberly-Clark) for the supply of pulp and water and the treatment of effluent at the Mobile mill. On May 4, 1998, the Company announced an agreement with Kimberly-Clark to terminate the long-term pulp supply contract effective September 1, 1999. Commencing on or after September 1, 1999 the Company will be purchasing pulp from a number of suppliers at market rates. The cancellation of the Company's pulp contract with Kimberly-Clark is expected to benefit the Company's paper making operations by providing for increased flexibility in procuring fiber from competitive global market sources and allowing for improved paper machine scheduling efficiencies and product mix. Kimberly-Clark has announced its intention to close its pulp mill at the Mobile site effective September 1999. While Kimberly-Clark will continue to provide to SFPNA water and effluent services generally at current cost after the pulp mill closes, closure could adversely impact the Company's energy rates as described below.

The Company has a long-term agreement (the "Energy Agreement") with Mobile Energy Services Corporation ("MESC") to buy its requirements for electric power and steam for the Mobile paper mill at current rates (subject to change as described below) generally comparable to market tariffs. The Company is currently evaluating the impact on continued MESC operations of the announced closure of the Kimberly-Clark pulp mill. The closure of the Kimberly-Clark pulp mill may result in a MESC default under certain bond indentures, and has recently led to the filing by MESC under a Chapter 11 provision of the bankruptcy laws. If MESC continues operations, as the Company expects, the loss of lower cost biomass and black liquor fuels currently provided to MESC by the pulp mill could have an adverse impact on the Company's energy rates. Although there can be no assurance as to the outcome, the Company is currently working with MESC to develop ways to mitigate this impact.

A substantial portion of the Company's electricity requirements are satisfied through its own generation or cogeneration agreements. The Company's power requirements at its Somerset mill are currently satisfied through a cogeneration agreement whereby the mill cogenerates electricity and sells the output to Central Maine Power ("CMP") at market rates. The CMP agreement relating to the Somerset mill also provides, but does not require, that the mill purchase electricity from CMP at the standard industrial tariff rate. The Somerset agreement expires in the year 2012. The Company has a short-term agreement relating to the Westbrook mill pursuant to which the Westbrook mill cogenerates electricity and sells any excess output not used by the mill to CMP at market rates. The current short-term agreement for the Westbrook mill expires on February 29, 2000.

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

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, JUNE 30, 1999



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


SAPPI REORGANIZATION

On April 27, 1998, Sappi Limited ("Sappi") announced the business integration of S.D. Warren and its subsidiaries, doing business as Sappi Fine Paper North America ("SFPNA") and Sappi's four international fine paper operations (KNP Leykam, Hannover Papier, Sappi UK's Blackburn mill and Sappi Fine Paper in South Africa) to create Sappi Fine Paper plc. The Sappi Fine Paper Division has established a corporate head office in London. The purpose of the reorganization is to focus on Sappi's main business sectors - fine paper and forest products. S.D. Warren products are now being marketed under the name Sappi Fine Paper North America. The legal entities of Holdings, S.D. Warren and S.D. Warren's subsidiaries continue to remain in existence.


MARKET OVERVIEW

The market for coated paper has historically experienced price fluctuations driven by global supply/demand imbalances, inventory shifts and the availability and relative pricing of imported products. Coated freesheet industry volume in the United States was up slightly during the first nine months of fiscal year 1999 versus the same period in the prior year. The Company's coated volume in the nine months ended June 1999 was up slightly compared to the prior year. Increased coated freesheet imports, together with enhanced domestic production output levels, has over the past one to two years, played a key role in placing downward pressure on coated freesheet industry pricing. Overall Company pricing has generally followed industry pricing. Given recent improvements in pulp price increases, the Company and other coated free producers announced price increases in most coated grades during the fiscal quarter ended June 1999. The Company traditionally has experienced its strongest sales volume during the fourth fiscal quarter and trends indicate that this should recur.

Increased uncoated sales volume was achieved through production efficiencies and inventory management. Sales volume for the nine months ended June 30, 1999 increased 5% versus sales volume for the same period in the prior fiscal year. Net sales price per ton for the nine months ended June 30, 1999 decreased 10% over the same period in the prior fiscal year, due to market conditions. Uncoated market prices, however, appear to be stabilizing and price increases in white offset web have been announced.

During the nine months ended June 30, 1999, the Company's specialties business increased shipments of high-end products by 11% as compared to the prior year period. This was facilitated by the addition of capacity with the installation of a new coater during 1998, together with product improvements. Sales of commodity products have, however, declined due to worldwide economic conditions, as well as customers' shifting to higher end products.

The following discussion and analysis should be read in conjunction with the accompanying Unaudited Condensed Consolidated Financial Statements and the Notes thereto.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, JUNE 30, 1999


THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JULY 1, 1998


SALES

Sales for the three months ended June 30, 1999 were $335.6 million compared to $352.9 million for the three months ended July 1, 1998, a decrease of $17.3 million or 4.9%. The decrease was primarily due to a 6.2% decrease in average net selling price per paper ton (consistent with the industry-wide downward pressure noted above) for the quarter ended June 30, 1999 compared to the same period in the prior fiscal year, partially offset by the impact of a 1.1% increase in paper volume.


COST OF GOODS SOLD

Cost of goods sold for the three months ended June 30, 1999 was $272.2 million compared to $271.6 million for the three months ended July 1, 1998. Cost of goods sold on a per paper ton basis decreased to $789 per ton for the three months ended June 30, 1999 from $795 per ton for the corresponding prior year quarter. The decrease was primarily due to the impact of lower pulp costs and specific efficiency and cost reduction initiatives.


RESTRUCTURING

On April 13, 1999, the Company announced the closures at its facility in Westbrook, Maine of both the pulp mill and a production line which made coated base paper. Approximately 315 employees, both salaried and hourly, have been affected by the closures, or approximately 48% of the then remaining Westbrook mill workforce. The Company has recorded a pre-tax charge of approximately $35.9 million during the third quarter of fiscal year 1999. The restructuring costs associated with the closures include $20.3 million of non-cash expenses relating to fixed asset write-offs and $15.6 million of accruals of one-time cash costs, primarily associated with the termination of employees. The closures are expected to improve future operating income. Of the $15.6 million charged, $0.2 million has been paid with the remaining amounts included in current liabilities in the accompanying balance sheet as of June 30, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense totaled $36.3 million for the three months ended June 30, 1999 compared to $35.0 million for the three months ended July 1, 1998. The increase in 1999 was due primarily to higher corporate administration and management charges as well as expenses associated with the Year 2000 initiatives.


OTHER INCOME, NET

For the three months ended June 30, 1999, other income includes $1.2 million of interest income, of which $0.4 million (net of interest expense accrued on the SDW Timber III notes payable (the "SDW III Notes Payable") was accrued on the notes receivable received in exchange for the sale of the Company's timberlands.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, JUNE 30, 1999


EXTRAORDINARY ITEM

The premium paid of $1.9 million in connection with the purchase of $25.1 million face value of the Company's Senior Subordinated Notes (the "Notes"), together with the related $0.6 million of accelerated amortization of deferred financing fees resulted in an extraordinary loss of $1.5 million (net of $1.0 million of tax benefits) in the three months ended June 30, 1999.


INTEREST EXPENSE AND TAXES

Interest expense for the three months ended June 30, 1999 was $12.5 million compared to $16.2 million for the three months ended July 1, 1998. The $3.7 million decrease was primarily due to lower levels of outstanding debt and lower achieved interest rates and margins. Interest expense includes the amortization of deferred financing fees, but excludes write-offs due to accelerated reductions in related financing.

For the three months ended June 30, 1999, income tax benefit, excluding the $1.0 million tax benefit attributable to the extraordinary loss, was $7.9 million compared to income tax expense of $13.1 million for the corresponding period in the prior year. The income tax benefit in 1999 was a function of lower operating earnings together with the restructuring charge of approximately $35.9 million during the third quarter of fiscal 1999.

NINE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE NINE MONTHS ENDED JULY 1, 1998


SALES

Sales for the nine months ended June 30, 1999 were $1,023.6 million compared to $1,072.4 million for the nine months ended July 1, 1998, a decrease of $48.8 million or 4.5%. The decrease, despite higher overall volume, was primarily due to lower pricing in the nine months ended June 30, 1999.


COST OF GOODS SOLD

Cost of goods sold for the nine months ended June 30, 1999 was $816.9 million compared to $825.2 million for the nine months ended July 1, 1998, a decrease of $8.3 million. Cost of goods sold on a per paper ton basis decreased to $785 per ton from $812 per ton for the corresponding prior year period. The decrease was primarily due to the impact of lower pulp costs and specific efficiency and cost reduction initiatives.

RESTRUCTURING

In October 1998, the Company announced a restructuring plan at the Westbrook, Maine mill which included production and maintenance job consolidations and eliminations, as well as the decision to shut down one of its paper machines. This paper machine produced release liner paper and face sheets used for pressure sensitive papers. The Company recorded a charge of $3.7 million to cover costs relating to the restructuring which included $2.8 million of costs associated with the termination of 105 employees, or approximately 14% of the Westbrook mill workforce in force at that date, and an estimated loss of $0.9 million to dispose of the paper machine. Of the $2.8 million of cash charges, $0.9 million has been paid, with the remaining $1.9 million included in current liabilities in the accompanying balance sheet as of June 30, 1999.

On April 13, 1999, the Company announced the closures at its facility in Westbrook, Maine of both the pulp mill and a production line which made coated base paper. Approximately 315 employees, both salaried and hourly, have been affected by the closures, or approximately 48% of the then remaining Westbrook mill workforce. The Company has recorded a pre-tax charge of approximately $35.9 million during the third quarter of fiscal year 1999. The restructuring costs associated with the closures include $20.3 million of non-cash expenses relating to fixed asset write-offs and $15.6 million of accruals of one-time cash costs, primarily associated with the termination of employees. The closures are expected to improve future operating income. Of the $15.6 million charged, $0.2 million has been paid with the remaining amounts included in current liabilities in the accompanying balance sheet as of June 30, 1999.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, JUNE 30, 1999

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense was $109.4 million for the nine months ended June 30, 1999 compared to $104.5 million for the nine months ended July 1, 1998, an increase of $4.9 million. The increase is largely due to higher corporate administration and management charges as well as expenses associated with Year 2000 initiatives.


OTHER INCOME, NET

For the nine months ended June 30, 1999, other income includes $5.5 million of interest income, of which $3.5 million (net of interest expense accrued on the SDW III Notes Payable) was accrued on the notes receivable received in exchange for the sale of the Company's Timberlands.

EXTRAORDINARY ITEMS

The premium paid of $6.3 million to purchase the $75.8 million face value of the Notes, together with the related $1.4 million of accelerated amortization of deferred financing fees, resulted in an extraordinary loss of $4.5 million (net of a $3.2 million of tax benefits) in the nine months ended June 30, 1999.


INTEREST EXPENSE AND TAXES

Interest expense for the nine months ended June 30, 1999 was $40.4 million compared to $56.3 million for the nine months ended July 1, 1998. The $15.9 million reduction in interest expense was primarily due to lower levels of outstanding debt. Interest expense includes the normal amortization of deferred financing fees, but excludes write-offs due to accelerated reductions in related financing.

Income tax expense, excluding the aggregate $3.2 million of tax benefits attributable to the extraordinary items, was $41.7 million for the nine months ended June 30, 1999 compared to $49.9 million for the corresponding period in the prior year. This is due to the change in the Company's earnings level,

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, JUNE 30, 1999

including the $75.4 million gain from the timberlands sale and the $30.9 million gain from the pressure sensitive sale in the first half of fiscal 1999 and 1998, respectively, offset by the $39.6 million restructuring charge in 1999.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $61.6 million for the nine months ended June 30, 1999 compared to $78.6 million for the nine months ended July 1, 1998. This decrease of $17.0 million is primarily due to lower operating income offset by the favorable impact of a lower investment in working capital, and lower interest expense during the nine months ended June 30, 1999, compared to the same period in the prior year.

The Company's operating working capital was $26.8 million at June 30, 1999 compared to $0.4 million at September 30, 1998. Operating working capital is defined as trade accounts receivable, other receivables and inventories less accounts payable and accrued and other current liabilities. This increase primarily resulted from an increase in trade accounts receivable and inventories during the nine months ended June 30, 1999, offset by an increase in accounts payable and accrued and other current liabilities.

In February 1999, cash of $156.0 million was received in connection with the monetization of a portion of the notes receivable received in exchange for the sale of the timberlands (see Note 6 - SALE OF TIMBERLANDS). Capital expenditures for the nine months ended June 30, 1999 were $80.5 million, up from $73.4 million for the nine months ended July 1, 1998. Of the $80.5 million, $7.6 million related to the construction of the Company's new sheeting and warehouse facility at the Muskegon Michigan mill and $31.4 million related to the company-wide integrated application system implementation in progress. The Company completed the implementation of phase one of this information and business system replacement during the period May through July 1999. Capital expenditures are projected to be approximately $120.0 million during fiscal year 1999. In addition, the Company believes that environmental compliance expenditures, the bulk of which are for cluster rules compliance, will approximate $55.0 million to $75.0 million through 2001, of which $20.0 million has already been incurred.

The Company believes that cash generated by operations and amounts available under its revolving credit facility will be sufficient to meet its ongoing operating and capital expenditure requirements for the remainder of 1999.

Net cash used in financing activities was $147.6 million for the nine months ended June 30, 1999 compared to $206.6 million for the corresponding period of the previous year. The Company purchased $75.8 million of face value of Notes for $82.1 million of cash and prepaid $50.0 million of its bank term loan. On March 29, 1999 the Company paid a $15.0 million cash dividend to its parent, Holdings. In turn, Holdings has advanced $15.0 million to an affiliate of Sappi in the form of a promissory note due April 2002. During December 1997, the Company made an optional prepayment of $75.0 million of the Company's term loans and paid a dividend of $58.2 million to the Company's parent, Holdings.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, JUNE 30, 1999


LONG-TERM DEBT

At June 30, 1999, long-term debt, excluding current maturities, was $578.9 million compared to $573.8 million at September 30, 1998, a decrease of $5.1 million which was primarily due to the aforementioned repayments, significantly offset by the exchange of Preferred Stock for the Exchange Debentures. See Note 5 - Long Term Debt for a discussion of these matters. At June 30, 1999, SFPNA did not have any borrowings outstanding under its revolving credit facility, resulting in an unused borrowing capacity of approximately $233.4 million, after giving effect to outstanding letters of credit, which may be used to finance working capital needs. In addition, SFPNA had approximately $120.2 million of letters of credit outstanding under its letter of credit facility at June 30, 1999.


OTHER ITEMS


SALE OF TIMBERLANDS

See Note 6 - Sale of Timberlands.


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

The millennium computer date ("Year 2000") issue is the result of computer programs using two digits (as opposed to four digits) to store, manipulate or display calendar year information. Computer applications and hardware configured in this manner may be unable to correctly interpret dates beyond December 31,

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, JUNE 30, 1999

1999. In addition, programming logic for date handling often does not account for leap day, February 29, 2000. These conditions could result in computer application errors or (catastrophic) systems failure, and ultimately could lead to significant disruption in operations and the potential for short-term business failure. All of these issues are collectively referred to as the Year 2000 issue.

The Company commenced its Year 2000 project during the fourth quarter of fiscal year 1996. The enterprise-wide project is intended to remediate the cross-century date processing problem within the Company's computer systems including business information systems, manufacturing execution systems, production control systems, and data communications infrastructure. The Company has contracted with a national consulting firm specializing in Year 2000 initiatives. This consulting firm has employed its Year 2000 compliance methodology as well as specialized project management and technical staff to advise and assist in the conduct of the Company's Year 2000 project.

An enterprise systems inventory was completed by the Company in the third quarter of fiscal year 1997. This inventory includes the Company's business applications, manufacturing execution systems, end-user computing systems, and computing environments. Similarly, a production control/embedded systems inventory was also undertaken in fiscal 1998.

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

Year 2000 remediation activities for all material systems other than specific manufacturing execution systems for a specific mill and embedded systems, were substantially completed as planned on June 30, 1999. The target completion dates for the compliance of all remaining embedded systems is August 31, 1999 and September 30, 1999 for completion of the remaining manufacturing execution systems at the final mill. Project progress is reported monthly to the Company's Year 2000 Project Executive Steering Committee. Overall, the program to date has continued as planned, although there can be no assurance that the Company will not encounter unexpected delays or expenses during the final stages of the project.

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

The contingency planning phase has begun and will continue through the remainder of calendar 1999. This phase of the Year 2000 project will seek to address the potential for impact to the Company's internal business processes and technologies. Key aspects which will be addressed by the contingency planning

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, JUNE 30, 1999

phase are failure recovery, business continuity, and contingency plan execution management. The target date for completion of all contingency plans is October 31, 1999.

For those information technology systems not being replaced by the aforementioned phase one implementation of the company-wide integrated application system, the Year 2000 initiative is estimated to cost a total of $14.5 million, which includes $13.1 million for remediation services by third party consultants and $0.5 million for new hardware and software. Cumulative through June 30, 1999, $12.2 million of primarily consulting costs have been expensed, $5.1 million of which are included in the results of operations for the nine months ended June 30, 1999. There can be no assurance that these costs will not increase as the Company continues to implement its Year 2000 project. As stated above, the Company is currently implementing a company-wide integrated application system which has replaced a number of systems which are not Year 2000 compliant. The phase of this project which related to non-Year 2000-ready systems was completed during July 1999.


CONSIDERATIONS RELATING TO HOLDINGS' CASH OBLIGATIONS

The Company expects that it may make certain cash payments to Holdings or other affiliates during fiscal 1999 to the extent cash is available and to the extent it is permitted to do so under the terms of the Credit Agreement, the Indentures relating to the Notes and Exchange Debentures. Such payments may include, among other things, (i) amounts under a tax sharing agreement between the Company and Holdings necessary to enable Holdings to pay the Company's taxes, (ii) an administrative fee to Holdings and amounts to cover specified costs and expenses of Holdings, (iii) an annual advisory fee for management advisory services to Sappi and/or its affiliates, the payment of which is limited to $1.0 million in any one year and (iv) any dividends that might be paid to Sappi. The Company had an accrual as of June 30, 1999, in relation to its annual advisory and services fee, of $5.5 million, the payment of which is subject to the abovementioned limitations under the terms of its current financial instruments.

Because Holdings has no material assets other than the outstanding common stock of S.D. Warren (all of which is pledged to the lenders under the Company's Credit Agreement) and all of the operations of Holdings (other than the management of its investment in SFPNA) are currently conducted through SFPNA and its subsidiaries, Holdings' ability to meet its cash obligations is dependent upon the earnings of SFPNA and it subsidiaries and the distribution or other provision of those earnings to Holdings. Holdings has no material indebtedness outstanding (other than advances that may be owed from time to time to SFPNA and guarantees in respect of indebtedness of SFPNA and its subsidiaries). Holdings does, however, have various obligations with respect to its equity securities (including in respect of registration rights granted by Holdings) that have required and are likely to continue to require cash expenditures by Holdings. The Company believes that the Credit Agreement, the Indenture relating to the Notes and the Exchange Debentures permit SFPNA to pay a dividend or otherwise provide funds to Holdings to enable Holdings to meet its known cash obligations for the foreseeable future, provided that SFPNA meets certain conditions. Among such conditions are that SFPNA maintain specified financial ratios and comply with certain financial tests.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, JUNE 30, 1999




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

The Company's Credit Facility bears interest at rates which fluctuate with changes in the Eurodollar rate. The majority of the Company's long-term debt, approximately $587.3 million at June 30, 1999, is at fixed interest rates.

Accordingly, the Company's interest expense on its Credit Facility and the fair value of its fixed long-term debt is sensitive to changes in market interest rates. The effect of an adverse change in market interest rates on the Company's interest expense and the fair value of its long-term debt would not be materially different than that disclosed in the Company's quarterly report on Form 10-Q for the six months ended March 31, 1999. The fair value of the Company's interest rate swap would not be materially affected by a change in interest rates.

During the nine months ended June 30, 1999, the Company did not engage in foreign currency hedging activities. The currency exchange impact from the Company's transactions with its affiliates was immaterial.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, JUNE 30, 1999



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

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, JUNE 30, 1999

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     S.D. Warren Company

Date: August 6, 1999                 By:  /s/ Trevor Larkan
                                     -------------------------------
                                     Trevor Larkan
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)