Form 10-K
period 1999-09-29
WARREN S D CO /PA/
filed 1999-12-06
CIK 935704

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------
                                    FORM 10-K
                             FINANCIAL INFORMATION*

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 1999
(MARK ONE)*

     /_/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 1999

     /_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO __________________

                    COMMISSION FILE NUMBER - NOT APPLICABLE*

                               S.D. WARREN COMPANY
             (Exact name of registrant as specified in its charter)
                PENNSYLVANIA                             23-2366983
       (State or other jurisdiction of                  (IRS Employer
       incorporation or organization)                Identification No.)
       225 FRANKLIN STREET, BOSTON, MA                     02110
  (Address of principal executive offices)               (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (617) 423-7300

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /_/*  No /_/

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes /_/*  No /_/

The number of shares of Common Stock outstanding as of December 6, 1999 was 100 shares.


----------------------------
* This report is being voluntarily filed with the Securities and Exchange Commission (the "Commission") pursuant to the registrant's contractual obligations to file with the Commission all financial information that would be required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934. The registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                                     PART I



ITEM 1.      BUSINESS

             Intentionally Omitted.  *

ITEM 2.      PROPERTIES

             Intentionally Omitted.  *

ITEM 3.      LEGAL PROCEEDINGS

             Intentionally Omitted.  *

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

             Intentionally Omitted.  *


                                     PART II


ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

             Intentionally Omitted.  *


---------------------------------
* This report is being voluntarily filed with the Commission pursuant to the registrant's contractual obligations to file with the Commission all financial information that would be required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934. The registrant is not required to file reports pursuant to Section 13 and 15(d) of the Securities Exchange Act of 1934.

ITEM 6.  SELECTED FINANCIAL DATA

On December 20, 1994, SDW Acquisition Corporation ("SDW Acquisition"), a wholly owned subsidiary of SDW Holdings Corporation ("Holdings"), a Delaware corporation, acquired (the "Acquisition") from Scott Paper Company ("Scott") all of the outstanding capital stock of S.D. Warren Company ("Warren" or the "Company"), then a wholly owned subsidiary of Scott, and certain related affiliates of Scott (the "Predecessor Corporation"). Immediately following the Acquisition, SDW Acquisition merged with and into Warren, with Warren surviving (the "Successor Corporation"). In December 1995, Kimberly-Clark Corporation ("Kimberly-Clark") acquired Scott.

The following table sets forth selected consolidated statements of operations data, consolidated share data and consolidated balance sheet data for Warren and its subsidiaries and the Predecessor Corporation. The selected financial data for the year ended October 2, 1996 (which includes 53 weeks) and the years ended October 1, 1997, September 30, 1998 and September 29, 1999 are derived from the audited consolidated financial statements of Warren. Further, data for the Predecessor and Successor Corporations are not necessarily comparable as a result of a new basis of accounting for the Successor Corporation and the adoption of certain accounting policies. The following table should be read in conjunction with the consolidated financial statements and related footnotes included in Item 8 of this Form 10-K.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
------------------------------------------


                             SEPTEMBER 25,      DECEMBER 21,
                                  1994              1994              YEAR              YEAR             YEAR              YEAR
                                THROUGH           THROUGH             ENDED             ENDED             ENDED            ENDED
                              DECEMBER 20,      SEPTEMBER 27,       OCTOBER 2,        OCTOBER 1,      SEPTEMBER 30,    SEPTEMBER 29,
                                  1994              1995              1996              1997             1998              1999
                             -------------      -----------       -----------       -----------       -----------      -----------
                              S.D. WARREN
                              COMPANY AND       S.D. WARREN       S.D. WARREN       S.D. WARREN       S.D. WARREN      S.D. WARREN
                            CERTAIN RELATED     COMPANY AND       COMPANY AND       COMPANY AND       COMPANY AND      COMPANY AND
                               AFFILIATES       SUBSIDIARIES      SUBSIDIARIES      SUBSIDIARIES     SUBSIDIARIES      SUBSIDIARIES
                             (PREDECESSOR)      (SUCCESSOR)       (SUCCESSOR)       (SUCCESSOR)       (SUCCESSOR)      (SUCCESSOR)
                             -------------      -----------       -----------       -----------       -----------      -----------
                                                  (IN MILLIONS, EXCEPT SHARE DATA)
CONSOLIDATED STATEMENTS
OF OPERATIONS DATA:
    Net sales.................$     313.6       $   1,155.8       $   1,441.6       $   1,405.6       $   1,458.9      $   1,424.7
    Gross profit..............       49.9             269.8             255.0             290.2             340.5            294.0
    Selling, general and
      administrative expense..       22.2              96.7             134.1             137.6             142.6            151.4
    Restructuring.............       --                --                --                10.0              --               39.6
    Income from
      operations..............       27.7             173.1             120.9             142.6             197.9            103.0
    Gain on sale of
      pressure sensitive
      business................       --                --                --                --                30.9             --
    Gain on sale of
      timberlands.............       --                --                --                --                --               75.4
    Other income
      (expense), net..........       (0.5)              3.2              (0.1)              4.1               3.0              7.8
    Interest expense..........        2.3             106.0             108.9              99.0              71.3             55.3
    Income tax expense........        9.9              28.2               5.1              19.3              66.5             54.4
    Extraordinary items,
      net of tax..............       --                --                (2.0)             --                (4.9)            (5.3)
    Net income................       15.0              42.1               4.8              28.4              89.1             71.2


                             SEPTEMBER 25,      DECEMBER 21,
                                  1994              1994              YEAR              YEAR             YEAR              YEAR
                                THROUGH           THROUGH            ENDED             ENDED             ENDED            ENDED
                              DECEMBER 20,     SEPTEMBER 27,       OCTOBER 2,        OCTOBER 1,      SEPTEMBER 30,    SEPTEMBER 29,
                                  1994              1995              1996              1997             1998              1999
                             -------------      ------------      -----------       ------------     ------------      -----------
                              S.D. WARREN
                              COMPANY AND       S.D. WARREN       S.D. WARREN       S.D. WARREN       S.D. WARREN      S.D. WARREN
                            CERTAIN RELATED     COMPANY AND       COMPANY AND       COMPANY AND       COMPANY AND      COMPANY AND
                               AFFILIATES       SUBSIDIARIES      SUBSIDIARIES      SUBSIDIARIES     SUBSIDIARIES      SUBSIDIARIES
                             (PREDECESSOR)      (SUCCESSOR)       (SUCCESSOR)       (SUCCESSOR)       (SUCCESSOR)      (SUCCESSOR)
                             -------------      ------------      ------------      ------------     ------------      ------------
                                                  (IN MILLIONS, EXCEPT SHARE DATA)
CONSOLIDATED STATEMENTS
OF OPERATIONS DATA:
    Dividends and
      accretion on Warren
      Series B preferred
      stock...................       --                 9.1              13.5              15.2              16.3             13.4
    Net income (loss)
      applicable to
      common stockholder......       15.0              33.0              (8.7)             13.2              72.8             57.8
CONSOLIDATED SHARE DATA:
    Net income (loss)
      applicable to
      common stockholder......$      --         $       0.33      $      (0.09)     $       0.13      $       0.73     $       0.58
    Weighted average
      common shares
      outstanding.............       --                 100               100                100              100              100
CONSOLIDATED BALANCE
SHEET DATA (AT END OF
PERIOD):
    Cash and cash
      equivalents.............$      75.0       $      62.2       $      49.0       $     180.7       $      34.7      $      73.8
    Working capital...........      233.2             177.6             109.4             179.9              67.4            102.1
    Total assets..............    1,737.1           1,887.6           1,725.4           1,632.0           1,507.5          1,483.5
    Total debt (including
      current maturities).....      119.3           1,127.4             948.9             767.1             580.2            566.8
    Warren Series B
      preferred stock.........       --                74.5              88.0             103.2             119.5             --
    Parent's equity...........    1,219.1              --                --                --                --               --
    Stockholder's equity......       --               364.8             356.1             369.3             383.3            426.0


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company manufactures printing, publishing and specialty papers and has pulp operations vertically integrated with certain of its manufacturing facilities. The Company currently operates four paper mills with total annual production capacity of approximately 1.5 million tons of paper. The Company also owns a sheeting facility in Allentown, Pennsylvania, with annual sheeting capacity of approximately 95,000 tons, and has other sheeting capabilities located at its Muskegon, Michigan mill (226,000 tons annually) and Mobile, Alabama mill (144,000 tons annually). The Company also operates several regional distribution facilities. On November 12,

1998, the Company sold 905,000 acres of its timberlands in the State of Maine to Plum Creek Timber Company, L.P. ("Plum Creek"). (See "Other Items Evaluation and Sale of Noncore Assets.")

On December 20, 1994, SDW Acquisition acquired from Scott, which has since been acquired by Kimberly-Clark, all of the outstanding capital stock of Warren. Immediately following the Acquisition, SDW Acquisition merged with and into Warren with Warren surviving. Warren's parent company is an indirect subsidiary of Sappi Ltd. ("Sappi").

The Company wishes to caution readers that this discussion and analysis contains certain "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. The words "believe," "anticipate," "intend," "estimate," "plan," "assume" and other similar expressions which are predictions of or indicate future events and future trends which do not relate to historical matters identify forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which are in some cases beyond the control of the Company and may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Certain factors that may cause such differences include but are not limited to the following: global economic and market conditions; production and capacity in the United States, Europe and the Far East; production and pricing levels of pulp and paper; any major disruption in production at the Company's key facilities; alterations in trade conditions in the United States and between the United States and other countries where the Company does business; unanticipated expenses or delays in resolving Year 2000 issues by either the Company or its significant business partners and changes in environmental, tax and other laws and regulations.

SAPPI REORGANIZATION

On April 27, 1998, Sappi announced the business integration of Warren and its subsidiaries, doing business as Sappi Fine Paper North America ("SFPNA"), with Sappi's four international fine paper operations (KNP Leykam, Hannover Papier, Sappi UK's Blackburn mill and Sappi Fine Paper in South Africa) to create Sappi Fine Paper plc. The Sappi Fine Paper division has established a corporate head office in London. The purpose of the reorganization is to focus on Sappi's main business sectors - fine paper and forest products. Warren products are now being marketed under the name Sappi Fine Paper North America. The legal entities of Holdings, Warren and Warren's subsidiaries continue to remain in existence.

MARKET OVERVIEW

The market for coated paper has historically experienced price fluctuations driven by global supply-demand imbalances, inventory shifts and the availability and relative pricing of imported paper products. Coated free sheet industry volume in the United States was up slightly during fiscal year 1999 versus fiscal year 1998. The Company set coated paper volume records both in the fourth fiscal quarter of 1999 and for the fiscal year 1999. Increased coated free sheet imports, together with enhanced domestic production output levels, have over the past few years played a key role in placing downward pressure on coated free sheet industry pricing. However, as the supply-demand situation moved closer it was possible in the third fiscal quarter of 1999 for the Company to announce price increases on sheet-fed papers, followed by a web price increase during the fourth fiscal quarter.

Uncoated and technical papers experienced strong demand during the first half of fiscal 1999, although this tapered off slightly during the second half of the year. The Company continues to target higher margin opportunities in order to optimize sales mix.

The Company's specialty papers experienced increased sales of its high-end products in 1999 due to new and improved product offerings as well as the added production capacity of a new coater installed last year. However, sales of its low-end commodity products were depressed by worldwide economic conditions and a continuing market shift to its higher quality products. The net result was a slight increase in volume over 1998. Excess capacity in the industry has kept pricing flat in individual product lines, however the improved product mix resulted in a 9% improvement in average selling prices.

Any failure of the industry to maintain its current levels of shipments and pricing or any prolonged or severe weakness in the market for any of the Company's products in the future may adversely affect the Company's consolidated financial position, results of operations and cash flow.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes thereto.

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

NET SALES

Net sales for fiscal year 1999 were $1,424.7 million compared to $1,458.9 million for fiscal year 1998, a decrease of $34.2 million or 2.4%. This decrease from the previous year was primarily due to a 6.6% decrease in average net revenue per paper ton, which was partially offset by a 61,800 ton increase in paper shipment volume, primarily imports, which generally has a lower margin.

COSTS OF GOODS SOLD

Cost of goods sold for fiscal year 1999 was $1,130.7 million, compared to $1,118.4 million for fiscal year 1998, an increase of $12.3 million or 1.1%. Cost of goods sold on a per paper ton basis decreased to $767 per ton from $792 per ton for the prior fiscal year. This $25 per ton decrease was primarily due to the impact of lower pulp costs and specific efficiency improvements.

RESTRUCTURINGS

In October 1998, the Company announced a restructuring plan at the Westbrook, Maine mill, which included production and maintenance job consolidations and eliminations, as well as the decision to shut down one of its paper machines. This paper machine produced release liner paper and face sheets used for pressure sensitive papers. The Company recorded a charge of $3.7 million to cover costs relating to the restructuring which included $2.8 million of costs associated with the termination of 105 employees, or approximately 14% of the Westbrook mill workforce in force at that date, and an estimated loss of $0.9 million to dispose of the paper machine. All amounts have been expended as of September 29, 1999.

On April 13, 1999, the Company announced the closures at its facility in Westbrook, Maine of both the pulp mill and a paper machine which made coated base paper. Approximately 315 employees, both salaried and hourly, have been affected by the closures, or approximately 48% of the then remaining Westbrook mill workforce. The Company has recorded a pre-tax charge of approximately $35.9 million during the third quarter of fiscal year 1999. The restructuring costs associated with the above closures include $20.3 million of non-cash expenses relating to fixed asset write-offs and $15.6 million of accruals of one-time cash costs, primarily associated with the termination of employees. The closures are expected to improve future operating income. Of the $35.9 million charged, $34.8 million has been utilized as of September 29, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense totaled $151.4 million for fiscal year 1999 compared to $142.6 million for fiscal year 1998, an increase of $8.8 million. The increase is primarily attributable to an increase of $6.3 million in the management advisory fee charged by Sappi affiliates (see Note 20).

EXTRAORDINARY ITEMS

The premium of $7.3 million paid in connection with the purchase of $92.3 million face value of the Company's 12% Series B Senior Subordinated Notes due 2004 (the "Notes"), together with the accelerated amortization of deferred financing fees relating to the purchased Notes and the repayments of term loans during fiscal year 1999, resulted in extraordinary losses aggregating $5.3 million (net of $3.8 million of tax benefits).

OTHER INCOME, NET

Other income, net totaling $7.8 million and $3.0 million includes interest income of $5.9 million and $4.0 million for fiscal years 1999 and 1998, respectively.

INTEREST EXPENSE AND TAXES

Interest expense for fiscal year 1999 was $55.3 million compared to $71.3 million for fiscal year 1998. The $16.0 million reduction in interest expense was primarily due to lower levels of outstanding debt and improved bank margins. Interest expense for fiscal year 1999 includes $6.0 million of interest related to the 14% Subordinated Exchange Debentures issued on June 15, 1999. Interest expense includes the normal amortization of deferred financing fees, but excludes write-offs due to accelerated reductions in related financing.

For fiscal year 1999, income tax expense, excluding the aggregate $3.8 million of tax benefits attributable to the extraordinary losses, was $54.4 million compared to $66.5 million for fiscal year 1998. This reflects the change in the Company's earnings level including the impact of the $75.4 million gain from the timberlands sale, offset by the $39.6 million restructuring charge.

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

NET SALES

Net sales for fiscal year 1998 were $1,458.9 million compared to $1,405.6 million for fiscal year 1997, an increase of $53.3 million or 3.8%. The increase was achieved primarily by a 54,000 ton or 4.1% increase in paper shipment volume during the period. Average net revenue per paper ton for the fiscal year 1998 was 0.3% lower compared to the prior fiscal year.

COST OF GOODS SOLD

Cost of goods sold for fiscal year 1998 was $1,118.4 million and relatively flat compared to $1,115.4 for fiscal year 1997. Cost of goods sold on a per paper ton basis decreased to $792 per ton from $820 per ton for the prior fiscal year. This $28 per ton decrease was accomplished through improvements in productivity, improved utilization per ton of raw materials and specific efficiency and cost reduction initiatives.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense totaled $142.6 million for fiscal year 1998 compared to $137.6 million for fiscal year 1997, an increase of $5.0 million. The increase is primarily attributable to $6.7 million of costs associated with becoming Year 2000 compliant offset by decreases in other administrative costs.

EXTRAORDINARY ITEMS

The premium of $5.3 million paid in connection with the purchase of $50.4 million face value of the Company's Notes, together with the accelerated amortization of deferred financing fees relating to the purchased Notes and the repayments of term loans during fiscal year 1998, resulted in extraordinary losses aggregating $4.9 million (net of $3.4 million of tax benefits).

OTHER INCOME, NET

Other income, net includes interest income of $4.0 million and $4.4 million for fiscal years 1998 and 1997, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $154.2 million for fiscal year 1999 as compared to $166.2 million for fiscal year 1998. This decrease of $12.0 million in 1999 resulted primarily from lower net income of $17.9 million and cash used from changes in working capital of $21.8 million, partially offset by the net change in the gain/loss on asset disposals of $24.2 million and an increase in depreciation expense of $3.1 million.

The Company's operating working capital was a deficit of $7.9 million at September 29, 1999 compared to a surplus of $0.4 million at September 30, 1998. Operating working capital is defined as trade accounts receivable, other receivables and inventories less accounts payable and accrued and other current liabilities.

Cash flows from investing activities provided $54.2 million of cash in fiscal year 1999 as compared to uses of cash of $60.9 million in fiscal year 1998. Fiscal years 1999 and 1998 investing activities include proceeds of $156.0 million received in connection with the monetization of a portion of the notes receivable received on the sale of the timberlands (see Note 4), and $51.5 million received from the sale of the pressure sensitive business, respectively. Capital expenditures for fiscal year 1999 were $107.3 million, down from $111.0 million for fiscal year 1998. Of the $107.3 million, $10.0 million was related to the Company's new sheeting and warehouse facility at the Muskegon, Michigan mill and $11.7 million was related to the dry fiber system at the Mobile, Alabama mill. Expenditures for fiscal year 1999 also include $33.9 million for the company-wide integrated application system implementation. Expenditures for this implementation are expected to aggregate $53.5 million through calendar year 2000. In addition, the Company believes that future environmental compliance expenditures, the bulk of which are for cluster rules compliance, will aggregate approximately $30.0 million to $55.0 million through 2001. Approximately $20.0 million has already been incurred, primarily for required improvements at the Somerset mill, which has installed elemental chlorine free
(ECF) technology and is in compliance with the effluent guidelines of the cluster rules.

The Company believes that cash generated by operations and net proceeds from the sale of certain noncore assets will be sufficient to meet its ongoing operating and capital expenditure requirements.

Net cash used in financing activities was $169.3 million for fiscal year 1999 compared to $251.3 million for the previous year. In fiscal year 1999, the Company made term loan payments of $54.2 million and purchased $92.3 million face value of the Notes for cash of $99.6 million. In fiscal year 1998, the Company made aggregate debt repayments of $191.0 million, including the purchase of $50.4 million face value of the Notes for cash of $55.7 million. The current maturities of long-term debt balance of $8.4 million at September 29, 1999 consists primarily of the amounts payable in March 2000 and September 2000 under the Company's term loan facility pursuant to the Credit Agreement (as defined below). The Company may continue to purchase the Notes subject to opportune pricing.

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

The impact of inflation did not have a material effect on the Company's consolidated financial statements for fiscal years 1999, 1998 and 1997.

LONG-TERM DEBT

On March 6, 1998, Holdings and Warren modified Warren's credit arrangement with a group of domestic and international lenders by refinancing the $196.3 million aggregate balance outstanding under Warren's Tranche A and Tranche B term loans, and entering into the Second Amended and Restated Credit Agreement (the "Credit Agreement"). The Credit Agreement consists of (1) a seven-year amortizing Term Loan, originally in an aggregate amount of $185.0 million, (2) a $250.0 million Revolving Credit Facility and (3) a $136.3 million Letter of Credit Facility. See Note 11 - Long-Term Debt in the Notes to Consolidated Financial Statements included in this Form 10-K for further discussion of the Credit Agreement.

At September 29, 1999, long-term debt was $558.4 compared to $573.8 million at September 30, 1998, a decrease of $15.4 million. This includes the net effect of the exchange of the Preferred Stock (see below) of $132.9 million. At September 29, 1999, Warren did not have any borrowings outstanding under the Revolving Credit Facility. At September 29, 1999 and September 30, 1998, $14.9 million and $16.6 million, respectively, of the Revolving Credit facility was utilized to guarantee the issuance of letters of credit. At September 29, 1999 and September 30, 1998, availability under the Revolving Credit Facility was $235.1 million and $233.4 million, respectively. In addition, Warren had approximately $120.2 million and $136.3 million of letters of credit outstanding under its Letter of Credit Facility at September 29, 1999 and September 30, 1998, respectively.

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

The Company has elected to enter into fixed rate interest protection agreements on a portion of its outstanding debt. Debt covered by such interest rate protection agreements remained at $25.0 million at September 29, 1999 and September 30, 1998, respectively, and will expire in January 2000.

On June 15, 1999 (the "Exchange Date"), the Company exchanged its 14% Series B Senior Exchangeable Preferred Stock due 2006 (the "Preferred Stock") into 14% Series B Subordinated Exchange Debentures due 2006 (the "Exchange Debentures") pursuant to its option in the Preferred Stock agreement. The Company exchanged all of the Preferred Stock at the liquidation value of $139.0 million, representing $25.00 per share plus accrued and unpaid dividends for Exchange Debentures with a principal amount of $139.0 million. The difference between the Preferred Stock's liquidation value of $139.0 million and the carrying value of $132.9 million as of the Exchange Date has been recorded as a discount on the Exchange Debentures and is being amortized as interest expense, using the effective interest rate method, over the remaining term of the Exchange Debentures. On the Exchange Date, all rights with respect to the Preferred Stock were terminated, and dividends on the Preferred Stock ceased to accrue on and after the Exchange Date.

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

OTHER ITEMS

EVALUATION AND SALE OF NONCORE ASSETS

In May 1997, Sappi announced that it was evaluating the sale of noncore assets throughout the Sappi group. Consistent with this strategy, on March 18, 1998, the Company sold its pressure sensitive business located at the Westbrook, Maine mill to Spinnaker Industries, Inc. ("Spinnaker"). Proceeds of the sale consisted of $44.8 million of cash and a subordinated note (the "Spinnaker Note") for $7.0 million. On March 31, 1998, the Company sold the Spinnaker Note to a third party for $6.7 million, which was received in cash on May 1, 1998. The Company recognized a pretax gain from the sale of the business unit (net of the loss on the sale of the Spinnaker Note) of $30.9 million. Sales of the pressure sensitive business unit included in the accompanying consolidated statements of operations for fiscal 1997 and 1998 were approximately $62.1 million and $27.7 million, respectively.

On November 12, 1998 the Company sold its interests in approximately 905,000 acres of timberlands located in Maine and certain machinery and equipment to Plum Creek Timber Company, L.P. ("Plum Creek") in exchange for notes receivable (the "Notes Receivable") with a fair market value of $177.1 million and cash of approximately $3.3 million. The Notes Receivable have an aggregate face amount of $171.4 million and original maturities ranging from
8.25 years to 12.25 years. Interest rates on the Notes Receivable (originally ranging from 7.17% to 7.23% per annum) were reset on February 12, 1999 and now range from 7.62% to 7.83% per annum. To consummate the sale, the Company transferred all of its timberlands and related machinery and equipment to a wholly owned limited liability company, all of the membership interest of which was then sold to Plum Creek. The Company recognized a pre-tax gain from the sale of the timberlands of $75.4 million. The timberlands and machinery and equipment sold, with carrying amounts of $96.0 million and $2.9 million, respectively, are shown in the accompanying consolidated balance sheet at September 30, 1998 as assets under agreement to sell.

The Company and Plum Creek executed a fiber supply agreement (the "Supply Agreement"), with an initial term of 25 years and with three five-year renewal options. Under the Supply Agreement, the Company will purchase hardwood pulpwood at an annual minimum of 300,000 to 375,000 tons, or approximately 13% of the Company's annual requirements, at market prices.

On January 21, 1999, the Notes Receivable were contributed to a wholly owned bankruptcy remote subsidiary, SDW Timber III ("SDW III"). On February 12, 1999, SDW III issued an aggregate of $156.0 million of SDW III Notes Payable using the Notes Receivable as a pledge of security. The SDW III Notes Payable mature in three installments ranging from 8 to 12 years and bear interest payable semi-annually at rates ranging from 7.16% to 7.36% per annum. The earnings of SDW III, which consist of interest income earned on the Notes Receivable, net of interest expense incurred on the SDW III Notes Payable, are included in other income in the accompanying consolidated statement of operations for the year ended September 29, 1999. The Company's investment in the undivided interest in SDW III of approximately $25.2 million is included in other noncurrent assets in the accompanying consolidated balance sheet as of September 29, 1999.

FORCE MAJEURE EVENTS

On November 2, 1999, a paper machine malfunction caused a fire at the Muskegon, Michigan mill. The fire resulted in the temporary closure of the mill, but within 24 hours normal operating mill conditions were restored to the entire facility except for the affected paper machine. The Company anticipates producing paper on the affected paper machine during the first week of December 1999. Total losses are not expected to exceed the Company's insurance coverage limits, which include both business interruption and property loss coverage.

See Note 5 - Force Majeure Event in the Notes to Consolidated Financial Statements included in this Form 10-K for a discussion of damages and insurance recoveries resulting from the flooding of the Westbrook mill in October 1996.

ENVIRONMENTAL AND SAFETY MATTERS

The Company is subject to a wide variety of environmental laws and regulations relating to, among other matters, air emissions, wastewater discharges, past and present landfill operations and hazardous waste management. See Note 14 - Environmental and Safety Matters in the Notes to Consolidated Financial Statements included in this Form 10-K for a discussion of these matters.

LABOR RELATIONS

The Company has long-term labor contracts which reflect flexible work rule provisions at each of its production sites. The current labor contracts for Somerset, Muskegon, Mobile and Westbrook expire in 2002, 2004, 2003 and 2002, respectively. The Company has experienced no work stoppage in the U.S. in the past nine years and believes that its relationship with its employees is satisfactory.

LONG-TERM CONTRACTS

See Note 15 - Commitments and Contingencies in the Notes to Consolidated Financial Statements included in this Form 10-K for a discussion of certain long-term contracts.

YEAR 2000

The statements in this section are "Year 2000 readiness disclosure" within the meaning of the "Year 2000 Information and Disclosure Act."

The millennium computer date ("Year 2000") issue is the result of computer programs using a two digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to correctly interpret dates beyond the year 1999, which could cause systems failure or other computer errors, leading to significant disruption in operations and the potential for short-term business failure. All of these issues are collectively referred to as the Year 2000 issue.

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

Compliance strategies employed by the Year 2000 project team include system remediation (compliance modifications), system retirement, and system replacement (which includes certain systems being replaced by the implementation of a company-wide integrated application system ("the integrated system")). The target date for all systems to be Year 2000 ready was June 30, 1999. This objective was substantially achieved. All relevant systems are now fully Year 2000 compliant.

During the remainder of 1999, focus was shifted from initial remediation of technologies to "clean management" of the Company's overall Year 2000 readiness and to business contingency planning. These activities will continue through the end of 1999.

The Company's Year 2000 contingency planning efforts are nearly complete. Specific plans have been developed to address all potentially affected core business administrative and manufacturing functions. The centerpiece of the Company's contingency planning initiative is a "Day Zero" plan, which provides for an enterprise communications center to be active during the New Year transition period of December 31, 1999 through January 4, 2000. This center will facilitate strategic administration of the Company's business contingency plans during the New Year transition period. The intent of these activities is to enable Warren to effectively address any internal or external Year 2000 impact scenarios.

With respect to the Year 2000 assessment of the Company's critical business partners, the Year 2000 project team is working with Company representatives to identify critical vendors and customers whose Year 2000 failure would have a significant adverse effect on Warren's manufacturing or distribution processes. Assessment of these key business partners and their Year 2000 preparedness has been conducted through the use of written surveys as well as telephone or onsite interviews. Contingency plans are under development to address any material potential for failure of key vendors. These activities are ongoing and will continue through the remainder of 1999.

For those systems not being replaced by the implementation of the integrated system, the Year 2000 initiative is estimated to cost a total of $13.9 million, which includes $12.6 million for remediation services by third party consultants and $1.3 million for new hardware and software. For fiscal years 1999, 1998 and 1997, $6.3 million, $6.7 million and $0.4 million, respectively, of primarily consulting costs have been expensed.

Costs to implement the integrated system totaled $52.9 million, which includes $31.5 million, $7.1 million, $2.8 million and $11.5 million for consulting, software and hardware, and other internal costs, respectively. The amounts capitalized and expensed were $33.9 million and $3.3 million, respectively, in fiscal year 1999 and $15.7 million and $0, respectively, in fiscal year 1998.

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


CONSIDERATIONS RELATING TO HOLDINGS' CASH OBLIGATIONS

The Company expects that it may make certain cash payments to Holdings or other affiliates during fiscal 2000 to the extent cash is available and to the extent it is permitted to do so under the terms of the Credit Agreement and the Indentures relating to the Notes and Exchange Debentures. Such payments may include, among other things, (i) amounts under a tax sharing agreement between the Company and Holdings necessary to enable Holdings to pay the Company's taxes, (ii) an administrative fee to Holdings and amounts to cover specified costs and expenses of Holdings, (iii) an annual advisory fee for management advisory services to Sappi and/or its affiliates, the payment of which is limited to $1.0 million in any one year and (iv) any dividends that might be paid to Sappi. The accompanying consolidated balance sheets at September 29, 1999 and September 30, 1998, respectively, include an accrual of $6.3 million and $0 in relation to the above annual advisory fee, the payment of which is subject to the above mentioned limitations under the terms of its current financial instruments.

Because Holdings has no material assets other than the outstanding common stock of Warren (all of which is pledged to the lenders under the Company's Credit Agreement) and all of the operations of Holdings (other than the management of its investment in Warren) are currently conducted through Warren and its subsidiaries, Holdings' ability to meet its cash obligations is dependent upon the earnings of Warren and its subsidiaries and the distribution or other provision of those earnings to Holdings. Holdings has no material indebtedness outstanding (other than advances that may be owed from time to time to Warren and guarantees in respect of indebtedness of Warren and its subsidiaries).
Holdings does, however, have various obligations with respect to its equity securities (including in respect of registration rights granted by Holdings) that have required and are likely to continue to require cash expenditures by Holdings. The Company believes that the Credit Agreement, the Indenture relating to the Notes and the Exchange Debentures permit Warren to pay a dividend or otherwise provide funds to Holdings to enable Holdings to meet its known cash obligations for the foreseeable future, provided that Warren meets certain conditions. Among such conditions are that Warren maintains specified financial ratios and complies with certain financial tests.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 - Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this Form 10-K for a discussion of the Company's plans for the implementation of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and the Accounting Standards Executive Committee's Statement of Position 98-5, "Reporting on the Costs of Start-up Activities."

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

The Company's Credit Facility bears interest at rates, which fluctuate with changes in the Eurodollar rate. The majority of the Company's long-term debt, approximately $476.0 million at September 29, 1999, is at fixed interest rates. The Company's interest expense on its Credit Facility and the fair value of its fixed long-term debt is sensitive to changes in market interest rates. The effect of a 10% adverse change in market interest rates on the Company's interest expense and the fair value of its long-term debt would be $0.8 million and $4.2 million, respectively. The fair value of the Company's interest rate swap would not be materially affected by a change in interest rates.

During the fiscal year ended September 29, 1999, the Company did not engage in foreign currency hedging activities. The currency exchange impact from the Company's transactions with its affiliates was immaterial.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                                        PAGE
                                                                                                                        ----

             Independent Auditors' Report................................................................................15

             Consolidated Financial Statements:

             Consolidated Statements of Operations for the years ended October 1, 1997, September 30, 1998 and September 29, 1999..................................................................................16

             Consolidated Balance Sheets as of September 30, 1998 and September 29, 1999.................................17

             Consolidated Statements of Cash Flows for the years ended October 1, 1997, September 30, 1998 and
                 September 29, 1999......................................................................................18

             Consolidated Statements of Changes in Stockholder's Equity for the years ended October 1, 1997,
                 September 30, 1998 and September 29, 1999...............................................................19

             Notes to Consolidated Financial Statements..................................................................20

             Financial Statement Schedule:
                 Schedule II - Valuation and Qualifying Accounts.........................................................42

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of S.D. Warren Company and subsidiaries:

We have audited the consolidated balance sheets of S.D. Warren Company and subsidiaries (the "Company") as of September 29, 1999 and September 30, 1998 and the related consolidated statements of operations, changes in stockholder's equity, and cash flows for each of the three years in the period ended September 29, 1999. Our audits also included the financial statement schedule listed in the Index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 29, 1999 and September 30, 1998 and the results of its operations and its cash flows for each of the three years in the period ended September 29, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
October 15, 1999 (December 2, 1999 as to the second paragraph of Note 5)

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN MILLIONS, EXCEPT SHARE DATA)




                                                                     Year Ended
                                                   ----------------------------------------------
                                                    October 1,     September 30,    September 29,
                                                       1997            1998             1999
                                                   ------------    -------------    -------------

Net sales...........................................$  1,405.6      $  1,458.9       $  1,424.7
Cost of goods sold..................................   1,115.4         1,118.4          1,130.7
                                                    ----------      ----------       ----------
Gross profit........................................     290.2           340.5            294.0
Selling, general and administrative expense.........     137.6           142.6            151.4
Restructuring.......................................      10.0            --               39.6
                                                    ----------      ----------       ----------
Income from operations..............................     142.6           197.9            103.0
Gain on sale of pressure sensitive business.........      --              30.9             --
Gain on sale of timberlands.........................      --              --               75.4
Other income, net...................................       4.1             3.0              7.8
Interest expense....................................      99.0            71.3             55.3
                                                    ----------      ----------       ----------
Income before income taxes and extraordinary items..      47.7           160.5            130.9
Income tax expense..................................      19.3            66.5             54.4
                                                    ----------      ----------       ----------
Income before extraordinary items...................      28.4            94.0             76.5
Extraordinary items, net of tax.....................      --              (4.9)            (5.3)
                                                    ----------      ----------       ----------
Net income..........................................      28.4            89.1             71.2
Dividends and accretion on Warren Series B
   redeemable exchangeable preferred stock..........      15.2            16.3             13.4
                                                    ----------      ----------       ----------
Net income applicable to common stockholder.........$     13.2      $     72.8       $     57.8
                                                    ==========      ==========       ==========
Earnings per common share:
   Income before extraordinary items applicable to
     common stockholder.............................$     0.13      $     0.78       $     0.63
                                                    ==========      ==========       ==========
   Net income applicable to common stockholder......$     0.13      $     0.73       $     0.58
                                                    ==========      ==========       ==========
Weighted average number of shares outstanding.......       100             100              100
                                                    ==========      ==========       ==========




             See accompanying notes to consolidated financial statements

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                September 30,   September 29,
                                                                     1998            1999
                                                                -------------   -------------
                                     ASSETS

Current Assets:
  Cash and cash equivalents.....................................$     34.7      $     73.8
  Trade accounts receivable, net................................      43.0            59.4
  Other receivables.............................................      18.1            18.0
  Inventories, net..............................................     166.8           173.4
  Deferred income taxes.........................................      28.5            20.4
  Other current assets..........................................      10.2            24.2
                                                                ----------      ----------
    Total current assets........................................     301.3           369.2
Plant assets, net...............................................     970.5           974.1
Assets held under agreement to sell.............................      98.9            --
Goodwill, net...................................................      84.4            79.0
Deferred financing fees, net....................................      28.0            22.6
Other assets, net...............................................      24.4            38.6
                                                                ----------      ----------
    Total assets................................................$  1,507.5      $  1,483.5
                                                                ==========      ==========



                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Current maturities of long-term debt..........................$      6.4      $      8.4
  Accounts payable..............................................     129.7           155.8
  Accrued and other current liabilities.........................      97.8           102.9
                                                                ----------      ----------
    Total current liabilities...................................     233.9           267.1
                                                                ----------      ----------
Long-term debt:
  Term loans....................................................     138.6            82.4
  Senior subordinated notes.....................................     324.6           232.4
  Exchange debentures...........................................      --             133.1
  Revenue bonds.................................................     110.6           110.5
                                                                ----------      ----------
    Total long-term debt........................................     573.8           558.4
Deferred income taxes...........................................      81.7           113.9
Other liabilities...............................................     115.3           118.1
                                                                ----------      ----------
    Total liabilities...........................................   1,004.7         1,057.5
                                                                ----------      ----------
Commitments and contingencies (Notes 14 and 15)
Warren Series B redeemable exchangeable preferred stock
  (liquidation value, $126.1 and $0, respectively)..............     119.5            --
                                                                ----------      ----------
Stockholder's equity:
  Common stock ($.01 par value; 1,000 shares authorized;
    100 shares issued and outstanding)..........................      --              --
  Capital in excess of par value................................     321.4           321.4
  Retained earnings.............................................      61.9           104.6
                                                                ----------      ----------
    Total stockholder's equity..................................     383.3           426.0
                                                                ----------      ----------
    Total liabilities and stockholder's equity..................$  1,507.5      $  1,483.5
                                                                ==========      ==========




           See accompanying notes to consolidated financial statements

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)



                                                                       Year Ended
                                                 --------------------------------------------------------
                                                   October 1,          September 30,        September 29,
                                                     1997                  1998                  1999
                                                  -------------      --------------        --------------

Cash Flows from Operating Activities:

   Net income...................................      $   28.4            $   89.1                $  71.2

   Adjustments to reconcile net income
    to net cash provided by operating
    activities:

    Depreciation................................          86.6                80.9                   84.0
    Cost of timber harvested and amortization
     of logging roads...........................           2.1                 1.8                    0.2
    Amortization of intangibles.................          26.6                 8.1                    7.8
    Loss on force majeure event.................           0.6                 --                     --
    Deferred income taxes.......................           3.8                32.8                   40.3
    Extraordinary items.........................           --                  8.3                    9.1
    Gain on sale of timberlands.................           --                  --                   (75.4)
    Gain on sale of pressure sensitive business.           --                (30.9)                   --
    Loss on disposal of fixed assets............           --                  --                    20.3
    Other.......................................          (3.6)                1.4                    0.2

  Changes in assets and liabilities:

     Trade and other accounts receivable, net...          28.2               (10.9)                 (17.3)
     Inventories, net...........................          32.3               (13.0)                  (6.6)
     Accounts payable, accrued and other current
      liabilities...............................          28.2                (2.0)                  28.0
     Other assets and liabilities...............         (10.6)                0.6                   (7.6)
                                                      -------------      -------------           ----------
       Net cash provided by operating
        activities..............................         222.6               166.2                  154.2
                                                      -------------      -------------           ----------

Cash Flows from Investing Activities:

     Monetization of note receivable............           --                  --                    156.0
     Investment in plant assets and timber
      resources.................................         (61.0)             (111.0)                 (107.3)
     Proceeds from disposal of plant assets and
      timber resources..........................         151.0                 0.4                     3.3
     Proceeds from sale of pressure sensitive
      business..................................           --                 51.5                     --
     Refurbishment of plant assets..............         (40.1)                --                      --
     Insurance proceeds to refurbish plant
      assets....................................          40.9                 --                      --
     Other investing activities.................          (4.4)               (1.8)                    2.2
                                                      -------------     --------------          -----------
        Net cash provided by (used in) investing
          activities............................          86.4               (60.9)                   54.2
                                                      -------------     --------------          -----------
Cash Flows from Financing Activities:

      Proceeds from short term borrowings.......           --                  --                     54.5
      Procceds from issuance of long-term
       debt.....................................          38.1                 --                      --
      Repayments of short term borrowings.......           --                  --                    (54.5)
      Repayments of long-term debt, including
       premiums paid............................        (214.0)             (191.0)                 (153.8)
      Dividends paid to parent..................           --                (58.2)                  (15.0)
      Other financing activities................          (1.4)               (2.1)                   (0.5)
                                                      -------------     --------------          -----------
         Net cash used in financing activities..        (177.3)             (251.3)                 (169.3)
                                                      -------------     --------------          -----------
      Net change in cash and cash equivalents...         131.7              (146.0)                   39.1

      Cash and Cash equivalents:

         Beginning of period....................          49.0               180.7                    34.7
                                                      -------------     --------------          -----------
         End of period..........................      $  180.7            $   34.7                $   73.8
                                                      =============     ==============          ===========


           See accompanying notes to consolidated financial statements

                      S.D. WARREN COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                        (IN MILLIONS, EXCEPT SHARE DATA)


                                                                                  CAPITAL IN
                                                     COMMON         COMMON         EXCESS OF       RETAINED
                                                     SHARES         STOCK          PAR VALUE       EARNINGS         TOTAL
                                                   -----------    -----------     ------------    -----------     ------------

Balance, October 2, 1996                                100        $   --          $  331.8        $   24.3        $    356.1
    Net income                                          --             --              --              28.4              28.4
    Dividends accrued and accretion on Warren
      Series B redeemable exchangeable preferred
      stock                                             --             --              --             (15.2)            (15.2)
                                                   -----------    -----------     ------------    -----------     ------------

Balance, October 1, 1997                               100                            331.8            37.5             369.3
    Net income                                          --             --              --              89.1              89.1
    Dividends accrued and accretion on Warren
      Series B redeemable exchangeable preferred
      stock                                             --             --              --             (16.3)            (16.3)
    Dividend paid to parent                             --             --             (10.4)          (47.8)            (58.2)
    Consent fees and other charges                      --             --              --              (0.6)             (0.6)
                                                   -----------    -----------     ------------    -----------     ------------

Balance, September 30, 1998                            100             --             321.4            61.9             383.3
    Net income                                          --             --              --              71.2              71.2
    Dividends accrued and accretion on Warren
      Series B redeemable exchangeable preferred
      stock                                             --             --              --             (13.4)            (13.4)
    Dividend paid to parent                             --             --              --             (15.0)            (15.0)
    Other charges                                       --             --              --              (0.1)             (0.1)
                                                   -----------    -----------     ------------    -----------     ------------

Balance, September 29, 1999                            100         $   --          $  321.4        $  104.6        $    426.0
                                                   ===========    ===========     ============    ===========     ============


           See accompanying notes to consolidated financial statements

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS

S.D. Warren Company and subsidiaries (the "Company" or "Warren") manufactures printing, publishing and specialty papers and has pulp operations vertically integrated with certain of its manufacturing facilities. Together these represent the Company's single line of business. The Company currently operates four paper mills, a sheeting facility and several distribution facilities. Prior to November 12, 1998, the Company also owned approximately 905,000 acres of timberlands in the State of Maine. On November 12, 1998, the Company sold its timberlands (see Note 4).

FORMATION AND ACQUISITION

On December 20, 1994, SDW Acquisition Corporation ("SDW Acquisition"), a direct wholly-owned subsidiary of SDW Holdings Corporation ("Holdings"), the Company's parent, acquired (the "Acquisition") from Scott Paper Company ("Scott") all of the outstanding capital stock of Warren and certain related affiliates of Scott. Immediately following the Acquisition, SDW Acquisition merged with and into Warren, with Warren surviving. Scott has since been acquired by Kimberly-Clark Corporation ("Kimberly-Clark"). Holdings is an indirect subsidiary of Sappi Limited ("Sappi").

SAPPI REORGANIZATION

On April 27, 1998, Sappi announced the business integration of Warren and its subsidiaries, doing business as Sappi Fine Paper North America ("SFPNA"), with Sappi's four international fine paper operations (KNP Leykam, Hannover Papier, Sappi UK's Blackburn mill and Sappi Fine Paper in South Africa) to create Sappi Fine Paper plc. The Sappi Fine Paper Division has established a corporate head office in London. The purpose of the reorganization is to focus on Sappi's main business sectors - fine paper and forest products. Warren products are now being marketed under the name Sappi Fine Paper North America. The legal entities of Holdings, Warren and Warren's subsidiaries continue to remain in existence.

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                      S.D. WARREN COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


FISCAL YEAR

The Company and its subsidiaries' fiscal year ends on the Wednesday closest to the last day of September.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist primarily of highly liquid investments with insignificant interest rate risk and original maturities of three months or less at the date of acquisition. Similar investments with original maturities beyond three months are considered short-term marketable securities. At September 30, 1998 and September 29, 1999, the Company had no short-term marketable securities.

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

Expenditures for renewals and improvements, which increase the useful life or capacity of plant assets, are capitalized. For retirements or sales of assets, which have not been fully depreciated, the cost of plant assets and the related accumulated depreciation are removed from the asset account. The Company records gains and losses on the retirement or sale of plant assets when realized.

Interest expense is capitalized on major construction projects, including timber resources, discussed below, to the extent that such timber has not yet matured. For fiscal years 1997, 1998 and 1999, the Company capitalized interest of approximately $3.7 million, $4.1 million and $3.9 million, respectively.

On November 12, 1998, the Company sold its interests in the timberlands, located in Maine. As of September 29, 1999 there are no assets remaining on the balance sheet related to the timberland investment (see Note 4).

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

COSTS OF COMPUTER SOFTWARE DEVELOPED FOR INTERNAL USE

The Company capitalizes direct costs of developing internal-use computer software, including costs of external materials and services, and payroll and related costs for employees directly associated with the project to the extent their time is spent directly on the project. The costs are being amortized over the estimated useful life of the completed software. As of September 30, 1998 and September 29, 1999, $15.7 million and $33.9 million of

                      S.D. WARREN COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


costs have been incurred which are directly related to the Company's implementation of a company-wide integrated application system. These costs have been included in plant assets.

GOODWILL

Goodwill, which resulted from Sappi's 1994 acquisition of the Company, is being amortized for financial statement purposes on a straight-line basis over 25 years. On an ongoing basis, the carrying value of goodwill is evaluated on the basis of whether anticipated operating cash flows generated by the acquired businesses are adequate to recover the recorded asset balance over its estimated useful life. The goodwill balance at September 30, 1998 and September 29, 1999 was approximately $84.4 million and $79.0 million, respectively, net of accumulated amortization of approximately $15.1 million and $20.0 million, respectively.

DEFERRED FINANCING FEES

The deferred financing balance at September 30, 1998 and September 29, 1999 was $28.0 million and $22.6 million, respectively, net of accumulated amortization of $34.5 million and $40.6 million, respectively. Deferred financing fees are being amortized over the life of the related debt. As a result of the partial early extinguishment of debt during fiscal years 1998 and 1999, the Company recorded pre-tax extraordinary losses of $3.0 million and $1.8 million, respectively, related to the write-off of deferred financing fees which were partially offset by a deferred tax benefit of $1.3 million and $0.7 million in fiscal years 1998 and 1999, respectively. The Company also extinguished certain debt during fiscal year 1997. The net gain
(loss) on such 1997 extinguishments was not significant (see Note 11).

OTHER ASSETS

Other assets include intangible assets aggregating $14.3 million and $12.5 million at September 30, 1998 and September 29, 1999, respectively. These intangible assets are being amortized over their average estimated useful lives of approximately 11 years. Intangibles are stated net of accumulated amortization of approximately $6.8 million and $8.5 million at September 30, 1998 and September 29, 1999, respectively. The remaining balance of other assets at September 30, 1998 and September 29, 1999 consisted primarily of deposits and the Company's investment in SDW III, respectively.

FINANCIAL INSTRUMENTS

The Company uses interest rate swap agreements ("Swaps") as a means of managing interest-rate risk associated with debt balances. These instruments are matched with either fixed or variable rate debt and are recorded on a settlement basis as an adjustment to interest expense. Cash flows from Swaps are classified in the consolidated statements of cash flows in the same category as the items being hedged or on a basis consistent with the nature of the investment.

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

                      S.D. WARREN COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


WORKERS' COMPENSATION INSURANCE

The Company has a combination of self-insured and insured workers' compensation programs. The self-insurance claim liability for workers' compensation is based on claims reported and actuarial estimates of adverse developments and claims incurred but not reported. The Company's workers' compensation liability is discounted to reflect the passage of several years before the claims related to a particular year are paid in full. The liability has been determined based on an actuarial valuation as the timing of payments associated therewith is reasonably estimable. The present value of such claims was determined using a discount rate of 5.5% for fiscal years 1998 and 1999. The gross liability was $31.3 million and $25.8 million at September 30, 1998 and September 29, 1999, respectively.

RESEARCH AND DEVELOPMENT EXPENDITURES

Expenditures for research and development are charged to expense as incurred. Research and development costs were $13.6 million, $13.5 million and $13.9 million for fiscal years 1997, 1998 and 1999, respectively. These expenditures are included in selling, general and administrative expense in the accompanying consolidated statements of operations.

ENVIRONMENTAL EXPENDITURES

Environmental expenditures that pertain to current operations or relate to future revenues are expensed or capitalized consistent with the Company's capitalization policy. Expenditures that result from the remediation of an existing condition caused by past operations, and do not contribute to current or future revenues, are expensed. Environmental accruals are recorded based on current interpretations of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Amounts accrued are not discounted and do not include third-party recoveries. Liabilities are recognized for remedial activities when the clean up is probable and the cost can be reasonably estimated. All available information is considered including the results of remedial investigation/feasibility studies ("RI/FS"). In evaluating any disposal site environmental exposure, an assessment is made of the Company's potential share of the remediation costs by reference to the known or estimated volume of the Company's waste that was sent to the site and the range of costs to treat similar waste at other sites if a RI/FS is not available.

OTHER INCOME, NET

Other income, net, represents interest income on cash and cash equivalents and other non-operating income and expense items.

EARNINGS PER COMMON SHARE

The Company computes its primary and diluted earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Due to the absence of dilutive instruments, the Company's primary and diluted earnings per share were the same for all periods presented.

Earnings per common share are computed using the weighted average number of common shares outstanding during the period. For purposes of computing income per share applicable to common stockholder, the Company's income before extraordinary items and net income have been reduced by Warren Series B Preferred Stock dividends and accretion (see Note 19).

                      S.D. WARREN COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


CASH PAID FOR INCOME TAXES

Cash paid for income taxes for fiscal years 1997, 1998 and 1999 was $10.6 million, $35.5 million and $28.0 million, respectively. Cash received for income tax refunds in fiscal years 1997, 1998 and 1999 was $4.9 million, $0.8 million and $9.4 million, respectively.

CASH PAID FOR INTEREST

Cash paid for interest during fiscal years 1997, 1998 and 1999 was $86.7 million, $75.8 million and $55.5 million, respectively.

SEGMENT REPORTING

The Company reports segment and other information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement requires disclosure of segmented information about the Company's operations based upon how management oversees and evaluates the results of such operations. The Company's segments have been aggregated into a single reportable segment, as permitted under SFAS No. 131, since they have similar economic characteristics, products, production processes, types of customers and distribution methods.

ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and is effective for the Company in the first quarter of fiscal year 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The Company is currently evaluating the impact of SFAS No. 133 and has not yet determined its effect on the Company's consolidated financial statements.

In fiscal 1999, the Company adopted SFAS Nos. 130, 131, 132 and Statement of Position ("SOP") No. 98-1 relating to comprehensive income, segment reporting, pension disclosures and accounting for internal use software costs, respectively. The adoption of SFAS Nos. 131 and 132 resulted in modified and/or additional disclosures in the Company's notes to the consolidated financial statements. The adoption of SFAS No. 130 and SOP No. 98-1 had no effect on the consolidated financial statements.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year amounts to conform with the current year presentation.


NOTE 3 - RESTRUCTURINGS

In October 1998, the Company announced a restructuring plan at the Westbrook, Maine mill, which included production and maintenance job consolidations and eliminations, as well as the decision to shut down one of its paper machines. This paper machine produced release liner paper and face sheets used for pressure sensitive papers. The Company recorded a charge of $3.7 million to cover costs relating to the restructuring which included $2.8 million of costs associated with the termination of 105 employees, or approximately 14% of the Westbrook mill workforce in force at that date, and an estimated loss of $0.9 million to dispose of the paper machine. All amounts have been utilized as of September 29, 1999.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


On April 13, 1999, the Company announced the closures at its facility in Westbrook, Maine of both the pulp mill and a paper machine, which made coated base paper. Approximately 315 employees, both salaried and hourly, have been affected by the closures, or approximately 48% of the then remaining Westbrook mill workforce. The Company has recorded a pre-tax charge of approximately $35.9 million during the third quarter of fiscal year 1999. The restructuring costs associated with the above closures include $20.3 million of non-cash expenses relating to fixed asset write-offs and $15.6 million of accruals of one-time cash costs, primarily associated with the termination of employees. Of the $35.9 million charged, $34.8 million has been utilized.

The fiscal 1999 activity relative to the above restructuring charges are as follows (in millions):




                                                                                     UTILIZED
                                                       BEGINNING        -----------------------------------        UNUTILIZED AT
                                                        BALANCE             CASH                NONCASH          SEPTEMBER 29, 1999
                                                    ----------------    -------------- ----- --------------    ---------------------
Write-down of long-lived assets....................   $       21.2        $     --             $     20.1        $        1.1
Employee severance, termination benefits, and
     other.........................................           18.4              18.4                 --                --
                                                    ----------------    --------------       --------------    ---------------------
                                                      $       39.6        $     18.4           $     20.1        $        1.1
                                                    ================    ==============       ==============    =====================


NOTE 4 - EVALUATION AND SALE OF NONCORE ASSETS

In May 1997, Sappi announced that it was evaluating the sale of noncore assets throughout the Sappi group. Consistent with this strategy, on March 18, 1998, the Company sold its pressure sensitive business located at the Westbrook, Maine mill to Spinnaker Industries, Inc. ("Spinnaker"). Proceeds of the sale consisted of $44.8 million of cash and a subordinated note (the "Spinnaker Note") for $7.0 million. On March 31, 1998, the Company sold the Spinnaker Note to a third party for $6.7 million, which was received, in cash on May 1, 1998. The Company recognized a pretax gain from the sale of the business unit (net of the loss on the sale of the Spinnaker Note) of $30.9 million. Sales of the pressure sensitive business unit included in the accompanying consolidated statements of operations for fiscal 1997 and 1998 were approximately $62.1 million and $27.7 million, respectively.

On November 12, 1998 the Company sold its interests in approximately 905,000 acres of timberlands located in Maine and certain machinery and equipment to Plum Creek Timber Company, L.P. ("Plum Creek") in exchange for notes receivable (the "Notes Receivable") with a fair market value of $177.1 million and cash of approximately $3.3 million. The Notes Receivable have an aggregate face amount of $171.4 million and original maturities ranging from 8.25 years to 12.25 years. Interest rates on the Notes Receivable (originally ranging from 7.17% to 7.23% per annum) were reset on February 12, 1999 and now range from 7.62% to 7.83% per annum. To consummate the sale, the Company transferred all of its timberlands and related machinery and equipment to a wholly-owned limited liability company, all of the membership interest of which was then sold to Plum Creek. The Company recognized a pre-tax gain from the sale of the timberlands of $75.4 million. The timberlands and machinery and equipment sold, with carrying amounts of $96.0 million and $2.9 million, respectively, were shown in the accompanying consolidated balance sheet at September 30, 1998 as assets under agreement to sell and have been classified as long-term consistent with the long-term nature of the Notes Receivable.

The Company and Plum Creek executed a fiber supply agreement (the "Supply Agreement"), with an initial term of 25 years and with three five-year renewal options. Under the Supply Agreement, the Company will purchase hardwood pulpwood at an annual minimum of 300,000 to 375,000 tons, or approximately 13% of the Company's annual requirements, at market prices.

On January 21, 1999, the Notes Receivable were contributed to a wholly owned bankruptcy remote subsidiary, SDW Timber III ("SDW III"). On February 12, 1999, SDW III issued an aggregate of $156.0 million of SDW III Notes Payable using the Notes Receivable as a pledge of security. The SDW III Notes Payable mature in three

                      S.D. WARREN COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


installments ranging from 8 to 12 years and bear interest payable semi-annually at rates ranging from 7.16% to 7.36% per annum. The earnings of SDW III, which consist of interest income earned on the Notes Receivable, net of interest expense incurred on the SDW III Notes Payable, are included in other income in the accompanying statement of operations for the year ended September 29, 1999. The Company's investment in the undivided interest in SDW III of approximately $25.2 million is included in other noncurrent assets in the accompanying balance sheet as of September 29, 1999.


NOTE 5 - FORCE MAJEURE EVENT

Due to exceptionally heavy rains, the Presumpscot River flooded the Westbrook mill on October 21, 1996. The flooding resulted in the temporary closure of the mill. Damage to mill equipment has since been repaired and normal operating mill conditions have been restored. In connection with the flood, the Company incurred $45.9 million of costs to refurbish the mill, of which $4.0 million were capitalized representing improvements to existing plant assets. The Company received, net of deductibles of $3.5 million, insurance proceeds totaling $52.7 million of which $40.9 million related to the refurbishment and $11.8 million related to business interruption claims. All claims were submitted and finalized as of October 1, 1997.

On November 2, 1999, a paper machine malfunction caused a fire at the Muskegon, Michigan mill. The fire resulted in the temporary closure of the mill, but within 24 hours normal operating mill conditions were restored to the entire facility except for the affected paper machine. The Company commenced producing paper on the affected paper machine during the first week of December 1999. Total losses are not expected to exceed the Company's insurance coverage limits, which include both business interruption and property loss coverage.

NOTE 6 - TRADE ACCOUNTS RECEIVABLE


                                                                  SEPTEMBER 30,         SEPTEMBER 29,
                                                                      1998                   1999
                                                                ------------------    -------------------
                                                                             (IN MILLIONS)

Trade accounts receivable.......................................  $        48.4         $        62.9
Allowance for doubtful accounts................................            (5.4)                 (3.5)
                                                                ------------------    -------------------
                                                                  $        43.0         $        59.4
                                                                ==================    ===================


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

                      S.D. WARREN COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


The Company's trade accounts receivable, shown in the table above, are net of $72.0 million at both September 30, 1998 and September 29, 1999 which represents accounts receivable that were securitized and sold under the A/R Facility.


NOTE 7 - INVENTORIES, NET (IN MILLIONS)


                                                                  SEPTEMBER 30,          SEPTEMBER 29,
                                                                      1998                   1999
                                                                ------------------     ------------------
Finished products...............................................  $        81.6          $        81.7
Work in progress................................................           26.3                   27.8
Pulp, logs and pulpwood.........................................           24.5                   28.1
Maintenance parts and other supplies............................           34.4                   35.8
                                                                ------------------     ------------------
                                                                  $       166.8          $       173.4
                                                                ==================     ==================


NOTE 8 - PLANT ASSETS (IN MILLIONS)


                                                                  SEPTEMBER 30,          SEPTEMBER 29,
                                                                      1998                   1999
                                                                ------------------     ------------------
Plant assets, at cost:
     Land and buildings.........................................  $       175.5          $       184.5
     Plant and equipment........................................        1,085.3                1,153.2
                                                                ------------------     ------------------
                                                                        1,260.8                1,337.7
     Accumulated depreciation...................................         (290.3)                (363.6)
                                                                ------------------     ------------------
                                                                  $       970.5          $       974.1
                                                                ==================     ==================


NOTE 9 - INCOME TAXES

Income before income taxes and extraordinary items for fiscal years 1997, 1998 and 1999 were from domestic sources.

The components of the tax provisions before extraordinary items are as follows (in millions):


                                                                     YEAR ENDED
                                           ----------------------------------------------------------------
                                            OCTOBER 1,              SEPTEMBER 30,          SEPTEMBER 29,
                                               1997                     1998                   1999
                                           -------------------    ------------------     ------------------
Current:
     Federal...............................   $       13.5           $       27.1           $       11.7
     State and local.......................            2.0                    4.8                    1.1
                                           -------------------    ------------------     ------------------
         Total current.....................           15.5                   31.9                   12.8
                                           -------------------    ------------------     ------------------

Deferred:
     Federal...............................            1.9                   24.9                   36.1
     State and local.......................            1.9                    9.7                    5.5
                                           -------------------    ------------------     ------------------
         Total deferred                                3.8                   34.6                   41.6
                                           -------------------    ------------------     ------------------
                                              $       19.3           $       66.5           $       54.4
                                           ===================    ==================     ==================

                      S.D. WARREN COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


The components of the deferred tax provisions before extraordinary items are as follows (in millions):


                                                                           YEAR ENDED
                                                 ---------------------------------------------------------------
                                                     OCTOBER 1,          SEPTEMBER 30,          SEPTEMBER 29,
                                                        1997                  1998                  1999
                                                 -------------------   -------------------    ------------------
Inventory........................................   $        1.2          $       (0.8)          $        5.3
Plant assets.....................................           28.3                   0.5                   17.9
Accrued and other liabilities....................          (15.6)                 28.6                   34.9
AMT credit carryforwards.........................          (14.9)                (28.1)                 (16.7)
Tax loss carryforwards...........................            4.8                  34.4                    0.2
                                                 -------------------   -------------------    ------------------
Deferred tax provision...........................   $        3.8          $       34.6           $       41.6
                                                 ===================   ===================    ==================


The components of the deferred tax assets and (liabilities) are as follows (in millions):


                                                                       SEPTEMBER 30,         SEPTEMBER 29,
                                                                           1998                  1999
                                                                     ------------------    ------------------
Current:
Deferred tax assets:
    Restructuring reserves...........................................  $         0.3         $         0.3
    Accrued and other liabilities....................................           24.9                  28.0
    Inventory........................................................            7.1                   1.9
                                                                     ------------------    ------------------
       Total current deferred tax assets............................            32.3                  30.2

Deferred tax liabilities:
    Accrued and other liabilities and prepaids......................            (3.8)                 (9.8)
                                                                     ------------------    ------------------
Net current deferred tax asset......................................            28.5                  20.4
                                                                     ------------------    ------------------

Noncurrent:
Deferred tax assets:
    Alternative minimum tax credit carryforward.....................            56.0                  72.7
    Tax loss carryforwards..........................................             2.5                   2.3
    Accrued and other liabilities...................................            40.7                  46.2
                                                                     ------------------    ------------------
       Total noncurrent deferred tax assets.........................            99.2                 121.2
                                                                     ------------------    ------------------

Deferred tax liabilities:
    Plant assets....................................................          (134.8)               (152.8)
    Other...........................................................           (46.1)                (82.3)
                                                                     ------------------    ------------------
       Total noncurrent deferred tax liability......................          (180.9)               (235.1)
                                                                     ------------------    ------------------
Net noncurrent tax liability........................................           (81.7)               (113.9)
                                                                     ------------------    ------------------
Net deferred tax liability.......................................... $         (53.2)        $       (93.5)
                                                                     ==================    ==================


The differences between the U.S. statutory income tax rate and the Company's effective income tax rate before extraordinary items are as follows:


                                                                              YEAR ENDED
                                                    ---------------------------------------------------------------
                                                       OCTOBER 1,           SEPTEMBER 30,          SEPTEMBER 29,
                                                          1997                   1998                  1999
                                                    ------------------    -------------------    ------------------
U.S. statutory income tax rate......................         35.0%                 35.0%                  35.0%
State income taxes, net of federal benefit..........          5.3                   5.9                    3.4
Other factors.......................................          0.2                   0.5                    3.1
                                                    ------------------    -------------------    ------------------
Effective tax rate..................................         40.5%                 41.4%                  41.5%
                                                    ==================    ===================    ==================

                      S.D. WARREN COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


As of September 29, 1999, the Company had available federal and state tax net operating loss carryforwards of approximately $5.2 million. For federal tax purposes, the loss carryforwards will begin to expire in the year 2011. For state tax purposes, the loss carryforwards will expire between the years 2001 and 2011. The Company also has available federal and state alternative minimum tax credit carryforwards for tax return purposes of $72.7 million, which will carry forward to future taxable years indefinitely.


NOTE 10 - ACCRUED AND OTHER CURRENT LIABILITIES (IN MILLIONS)


                                                                   SEPTEMBER 30,           SEPTEMBER 29,
                                                                       1998                    1999
                                                                --------------------    --------------------
Accrued salaries, wages and employee benefits...................  $        44.4           $        32.6
Accrued interest................................................           18.8                    19.9
Accrued workers' compensation...................................            5.0                     1.4
Other accrued expenses..........................................           29.6                    49.0
                                                                --------------------    --------------------
                                                                  $        97.8           $       102.9
                                                                ====================    ====================


NOTE 11 - LONG-TERM DEBT


                                                                   SEPTEMBER 30,           SEPTEMBER 29,
                                                                       1998                    1999
                                                                --------------------    --------------------
                                                                               (IN MILLIONS)
Bank term loans under Credit Agreement.......................... $        145.0           $        90.8
Warren Series B Senior Subordinated Notes.......................          324.6                   232.4
Revenue bonds...................................................          110.6                   110.5
Exchange Debentures.............................................            -                     133.1
                                                                --------------------    --------------------
                                                                          580.2                   566.8
Current maturities of long-term debt............................            6.4                     8.4
                                                                --------------------    --------------------
Long-term debt..................................................  $       573.8           $       558.4
                                                                ====================    ====================


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

Loans under the Credit Agreement bear interest at a rate equal to, at the Company's option (1) the ABR Rate plus the Applicable Margin ("ABR Loans") or
(2) the Eurodollar Rate (adjusted for reserves) for the respective interest period plus the Applicable Margin ("Eurodollar Loans"). Applicable Margin means a percentage annum rate ranging (a) in the case of ABR Loans, from 0% to 1.00% and (b) in the case of Eurodollar loans, from 0.75% to 2.00%, in each case determined by the Company's achievement of a certain financial ratio determined from the most recent financial statements of the Company calculated as of the last day of each fiscal quarter on a rolling four quarters basis. ABR Rate means the highest of (1) the prime rate, (2) the secondary market rate for three-month certificates of deposit (adjusted for reserves) plus 1.00% and (3) the federal funds rate in effect from time to time plus 0.5%.

The Credit Facilities are guaranteed by Holdings and each of its U.S. subsidiaries. The Credit Facilities and such guarantees are secured by security interests (subject to other liens permitted by the terms of the Credit Facilities),

                      S.D. WARREN COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


to the extent permissible under the applicable laws and regulations, in (a) all of the capital stock of Warren and each of its U.S. subsidiaries and 65% of the common stock and 100% of the preferred stock of each foreign subsidiary and (b) all assets (subject to certain limitations), except certain trade accounts receivable, owned by Warren and its subsidiaries.

The Credit Agreement contains restrictive covenants which limit Holdings, Warren and their subsidiaries with respect to certain matters including, among other things, the ability to incur debt, pay dividends, make acquisitions, sell assets, merge, grant or incur liens, guarantee obligations, make investments or loans, make capital expenditures, create subsidiaries or change its line of business. The Credit Agreement also restricts Warren from prepaying certain of its indebtedness. Under the Credit Agreement, Warren is required to satisfy certain financial covenants which require Warren to maintain specified financial ratios and comply with certain financial tests, including a minimum interest coverage ratio, a maximum leverage ratio, and a net worth test. Such covenants are not considered by the Company to be of a restrictive nature in conducting its business activities. As of September 29, 1999, management believes the Company is in compliance with all covenants.

TERM LOAN

Pursuant to the Credit Agreement as originally written, the Term Loan was payable in semi-annual installments beginning in September 1998 with a final maturity in March 2005. Subsequent to the $40.0 million prepayment in fiscal 1998, the payment schedule was revised to commence semi-annual installments in September 1999. At September 29, 1999, the Term Loan was a Eurodollar loan with a weighted-average interest rate of 6.06%. Warren is required to prepay the Term Loan with (1) 50% of the net cash proceeds of certain aggregate asset sales in excess of $50.0 million and (2) 100% of the net proceeds of incurrences of indebtedness, to the extent that the aggregate exceeds $20.0 million. Unless the Company achieves a certain financial ratio, as defined, Warren will be required to prepay the Term Loan annually in an amount equal to 50% of the Excess Cash Flow (as defined) of Warren and its subsidiaries for the prior fiscal year. Excess Cash Flow prepayments relating to fiscal years 1997, 1998 and 1999 were not required.

The Company may also make optional prepayments without premium or penalty at any time (subject to payments of certain termination costs if other than on the last day of an interest period under certain circumstances).

REVOLVING CREDIT FACILITY

Under the Revolving Credit Facility, which expires in March 2005, Warren can borrow up to $250.0 million. In addition, $75.0 million of the Revolving Credit Facility is available to Warren for letters of credit. At September 30, 1998 and September 29, 1999, $16.6 million and $14.9 million, respectively, of the Revolving Credit Facility was utilized to guarantee the issuance of letters of credit. At September 30, 1998 and September 29, 1999, availability under the Revolving Credit Facility was $233.4 million and $235.1 million, respectively. In addition, Warren pays a quarterly commitment fee between 0.20% and 0.50% per annum on the unused portion of the Revolving Credit Facility based on the achievement of a certain financial ratio. At September 30, 1998 and September 29, 1999, the Company had no loans outstanding under the Revolving Credit Facility.

LETTER OF CREDIT FACILITY

Warren had approximately $136.3 million and $120.2 million of letters of credit outstanding under the Letter of Credit Facility at September 30, 1998 and September 29, 1999, respectively, in support of its ongoing obligations under tax-exempt bond financing and certain leases. Warren pays a commission, which is based on the achievement of a certain financial ratio, of between 0.75% and 2.00% on outstanding letters of credit and an issuance fee of 0.125% per annum on letters of credit issued.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


WARREN SERIES B SENIOR SUBORDINATED NOTES

The Warren 12% Series B Senior Subordinated Notes due 2004 (the "Notes") are unsecured, subordinated obligations of Warren. The Notes rank (i) junior in right of payment to all existing and future Senior Debt (as defined for purposes of the Notes), including obligations of Warren under the Credit Agreement and
(ii) senior in right of payment to or PARI PASSU in right of payment with all existing and future subordinated indebtedness.

WARREN SERIES B SUBORDINATED EXCHANGE DEBENTURES

The Warren 14% Series B Subordinated Exchange Debentures due 2006 (the "Exchange Debentures") (see Note 19), are unsecured, subordinated obligations of Warren. The Exchange Debentures rank (i) junior in right of payment to all existing and future Senior Debt (as defined for purposes of the Notes), including obligations of Warren under the Credit Agreement and (ii) senior in right of payment to or PARI PASSU in right of payment with all existing and future subordinated indebtedness.

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

At September 29, 1999 the Company is obligated under revenue bonds aggregating $110.5 million which are due from 2002 to 2022 and bear interest from 5.90% to 7.375%.

LONG-TERM DEBT PREPAYMENTS

During fiscal year 1998, Warren made prepayments on its term loans under the Credit Agreement for aggregate amounts of $86.3 million (including amounts repaid pursuant to the modification of the credit arrangement) and $40.0 million. Also in fiscal year 1998, the Company purchased $50.4 million face value of the Notes for $55.7 million of cash. The premium paid of $5.3 million to purchase the Notes, together with the accelerated amortization of deferred financing fees of $3.0 million (discussed in Note 2) relating to the purchased Notes and the repayments of term loans, resulted in an aggregate extraordinary loss of $4.9 million (net of a $3.4 million tax benefit).

During fiscal year 1999, Warren made prepayments on its term loans under the Credit Agreement for aggregate amounts of $50.0 million (including amounts repaid pursuant to the modification of the credit arrangement). Also in fiscal year 1999, the Company purchased $92.3 million face value of the Notes for $99.6 million of cash. The premium paid of $7.3 million to purchase the Notes, together with the accelerated amortization of deferred financing fees of $1.8 million (as discussed in Note 2) relating to the purchased Notes and the repayments of term loans, resulted in an aggregate extraordinary loss of $5.3 million (net of a $3.8 million tax benefit).

                      S.D. WARREN COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


FUTURE MATURITIES OF LONG-TERM DEBT

Scheduled maturities of long-term debt, including sinking fund payments, at September 29, 1999 are as follows (in millions):


2000............................................................    $       8.4
2001............................................................           11.2
2002............................................................           15.3
2003............................................................           18.1
2004............................................................           24.4
Thereafter......................................................          489.4
                                                                ----------------------
                                                                    $     566.8
                                                                ======================


NOTE 12 - FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable and debt. In addition, the Company uses interest rate swaps as a means of managing interest rate risk associated with outstanding debt. Summarized below are the carrying values and fair values of the Company's financial instruments. The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the table below:


                                                                 SEPTEMBER 30, 1998                SEPTEMBER 29, 1999
                                                            ------------------------------    ------------------------------
                                                              CARRYING           FAIR           CARRYING           FAIR
                                                               AMOUNT           VALUE            AMOUNT           VALUE
                                                            -------------    -------------    -------------    -------------
FINANCIAL INSTRUMENTS (IN MILLIONS):
Term loans...................................................$    145.0       $    145.0       $     90.8       $     90.8
Notes........................................................     324.6            353.8            232.4            245.1
Exchange Debentures..........................................      --               --              133.1            149.1
Revenue bonds and other......................................     110.6            120.8            110.5            115.1
Interest rate swaps..........................................      --               (0.9)            --               (0.2)


The fair values of the Notes, Exchange Debentures and revenue bonds were estimated by the Company based upon quotations provided by a nationally recognized pricing service. The principal amounts of the Term Loans approximate market value since they are variable rate instruments, which reprice as often as monthly.

The Company's off-balance sheet financial instruments include the letters of credit under both the Revolving Credit Facility and the Letter of Credit Facility, interest rate swaps, and the A/R Facility. At September 30, 1998, the carrying amount of the premium associated with the interest rate swaps had been fully amortized. Unrealized losses related to the interest rate swaps approximated $0.9 million and $0.2 million at September 30, 1998 and September 29, 1999, respectively. At these two dates, respectively, the total carrying amounts of accounts receivable reflect $72.0 million of reductions related to the A/R Facility. There are no unrealized losses on the A/R Facility at September 30, 1998 or September 29, 1999.

The fair value of interest rate swaps is the estimated amount that the Company would pay to terminate the swap agreement at the balance sheet date, taking into account current interest rates and the current credit worthiness of the swap counterparties.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


A significant portion of the Company's sales and accounts receivable are from major customers (see Note 21). None of the Company's other financial instruments represent a concentration of credit risk because the Company has dealings with a variety of major banks and customers worldwide. None of the Company's off-balance sheet financial instruments would result in a significant loss to the Company if the other party failed to perform according to the terms of its agreement, as any such loss would generally be limited to the unrealized gain in any contract.


NOTE 13 - LEASES

On July 29, 1997, the Company entered into a sale/leaseback arrangement involving the sale of one of the paper machines at its Somerset, Maine mill for $150.4 million. In connection with the transaction, the Company entered into a 15-year agreement to lease back the paper machine. Rental payments of approximately $7.6 million are made semi-annually in arrears in January and July. The sale/leaseback arrangement is being accounted for as an operating lease. The gain on the transaction of approximately $17.4 million was deferred and is being amortized as an adjustment to future rent payments. The Company used approximately $100.3 million of the proceeds from the sale to make a mandatory prepayment on its Term Loans in July 1997. Rental expense relating to this lease, net of amortization of deferred gain, was $2.3 million, $14.0 million, and $14.1 million for fiscal years 1997, 1998 and 1999, respectively.

The Company also leases office and warehouse space and various office and other manufacturing equipment under operating leases. Unexpired lease terms for operating leases range from one to six years. Most leases contain renewal options and options to purchase such equipment at fair market value. Rental expense relating to these leases was $4.7 million, $6.6 million and $9.3 million for fiscal years 1997, 1998 and 1999, respectively.

Additionally, the Company has other commitments, which expire in 2008, to operate a biomass cogeneration facility adjacent to its Westbrook mill and to purchase its steam and electricity output on a take-or-pay basis (the "Cogeneration Obligation"). Under the Cogeneration Obligation, the Company paid approximately $7.5 million, $7.7 million and $7.3 million for fiscal years 1997, 1998 and 1999, respectively.

The future minimum obligations under leases (including the Somerset paper machine lease) and other commitments as of September 29, 1999 are as follows (in millions):


                                                                      OPERATING                  OTHER
YEAR ENDING SEPTEMBER                                                  LEASES                  COMMITMENTS
---------------------                                           --------------------     --------------------
2000............................................................  $        24.6            $         7.4
2001............................................................           22.5                      8.8
2002............................................................           19.7                     12.1
2003............................................................           17.3                      8.9
2004............................................................           17.1                     10.3
Thereafter......................................................          135.1                     31.1
                                                                --------------------     --------------------
                                                                  $       236.3            $        78.6
                                                                ====================     ====================


Certain lease obligations and the Cogeneration Obligation contain scheduled payment increases. The Company is recognizing expenses associated with these contracts on a straight-line basis over the terms of the related contracts.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


NOTE 14 - ENVIRONMENTAL AND SAFETY MATTERS

The Company is subject to a wide variety of environmental laws and regulations relating to, among other matters, air emissions, wastewater discharges past and present landfill operations and hazardous waste management. These laws include the Federal Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and their respective state counterparts. The Company will continue to incur significant capital and operating expenditures to maintain compliance with applicable federal and state environmental laws. These expenditures include costs of compliance with federal worker safety laws, landfill expansions and wastewater treatment system upgrades.

The Company's Muskegon mill is involved, as one of various industrial plaintiffs, in litigation with the County of Muskegon (the "County") regarding an ordinance governing the County's industrial wastewater pre-treatment program. The lawsuit challenges, among other things, the treatment capacity availability and local effluent limit provisions of the ordinance. In July 1998, the appeals court affirmed the lower court's decision substantially in favor of the Company and other plaintiffs. However, in February 1999, the County passed a similar ordinance in connection with a federal consent decree. If the Company and other plaintiffs do not prevail in any future appeal regarding the consent decree or are not successful in ongoing negotiations with government authorities, the Company may not be able to obtain additional treatment capacity for future expansions and the County could impose stricter permit limits.

In June 1997, the United States and Environmental Protection Agency ("EPA") sued the County for failure to (a) meet its discharge permit limits for the wastewater facility and (b) to develop and enforce an industrial pretreatment program. A group of industrial users, including the Company and a group of municipalities filed motions to intervene in the EPA lawsuit. In December 1998, the federal court approved a motion filed by the County to terminate the industrial users' rights to discharge certain pollutant loadings, but not the right to discharge certain volumes of wastewater to the system. The industrial users believe they have a meritorious basis for further legal action and are evaluating their alternatives. A final adverse decision in either of these lawsuits could require substantial additional expenditures, including short-term expenditures, and may lead to substantial fines for any noncompliance. In December 1997, the County notified the Company and other industrial users of its intentions to terminate their service agreements on January 1, 2000. The Company believes that under Michigan contract law, related contracts and county bond resolutions, the County does not have the authority to unilaterally terminate the service agreements.

In April 1998, the EPA issued final regulations that impose new air and water quality standards aimed at further reductions of pollutants from pulp and paper mills, particularly those conducting bleaching operations (generally referred to as the "cluster rules"). Compliance with the cluster rules will be required beginning in 2001 for the Somerset, Maine and Muskegon, Michigan mills. The Company believes that future environmental compliance expenditures, the bulk of which are for the cluster rules compliance, will require aggregate capital expenditures of approximately $30.0 million to $55.0 million through 2001. Approximately $20.0 million has already been incurred, primarily for required improvements at the Somerset mill, which has installed elemental chlorine free
(ECF) technology and is in compliance with the effluent guidelines of the cluster rules.

The Company believes that none of these matters, individually or in the aggregate, is expected to have a material adverse effect on its consolidated financial position, results of operations or cash flows.


NOTE 15 - COMMITMENTS AND CONTINGENCIES

In connection with the Acquisition, Warren entered into long-term (25 years initially, subject to mill closures and certain FORCE MAJEURE events) agreements with Scott (now Kimberly-Clark) for the supply of pulp and water and the treatment of effluent at the Mobile mill. Wood pulp is supplied generally at market prices. Pulp prices are discounted due to the elimination of freight costs associated with delivering pulp to Warren's Mobile mill and

                      S.D. WARREN COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


pulp quantities are subject to minimum (162,000 tons per year) and maximum (208,000 tons per year) limits. Prices for other services to be provided by Kimberly-Clark are generally based upon cost. During fiscal years 1997, 1998 and 1999 the Company purchased pulp and utilities under these agreements aggregating $108.0 million, $109.3 million and $93.5 million, respectively. On May 4, 1998, the Company announced an agreement with Kimberly-Clark to terminate the long-term pulp supply contract effective September 1, 1999. The cancellation of the pulp contract did not materially impact the Company's earnings for the year ended September 29, 1999. The Company has a long-term agreement (the "Energy Agreement") with Mobile Energy Services Corporation ("MESC") to buy electric power and steam for the Mobile paper mill at rates generally comparable to market tariffs, including fuel cost and capital recovery components. Kimberly-Clark has closed their pulp mill at the Mobile site effective September 1999. The closure of the Kimberly-Clark pulp mill may result in a MESC default under certain bond indentures. The Company is currently evaluating the impact on continued MESC operations of the closure of the Kimberly-Clark pulp mill. Loss of biomass and black liquor fuels currently provided to MESC by the pulp mill could have an adverse impact on the Company's energy rates.

A substantial majority of the Company's electricity requirements are satisfied through its own generation or cogeneration agreements. The Company's power requirements at its Somerset mill are currently satisfied through a cogeneration agreement whereby the mill cogenerates electricity and sells the output to Central Maine Power ("CMP") at market rates. The CMP agreement relating to the Somerset mill also provides, but does not require, that the mill purchase electricity from CMP at the standard industrial tariff rate. The Somerset agreement expires in the year 2012. The Company also has a short-term agreement with CMP pursuant to which the Westbrook mill cogenerates electricity and sells any excess output not used by the mill to CMP at market rates. The short-term agreement for the Westbrook mill will expire on February 29, 2000. As of the date of Acquisition (see Note 1), the Company established a deferred asset and deferred liability of approximately $32.3 million and $15.0 million, respectively, to reflect the fair value of the CMP agreements in place at such date. Amortization expense of $9.5 million relating to the deferred asset was recorded in fiscal year 1997, upon which the deferred asset became fully amortized. The deferred liability is being amortized over eleven years with amortization beginning in fiscal year 1998. Accordingly, $1.4 million of the deferred liability was amortized during both fiscal years 1998 and 1999. The unamortized deferred liability of approximately $12.2 million and $10.9 million (net of current portions of $1.4 million) at September 30, 1998 and September 29, 1999, respectively, is included in other liabilities in the accompanying consolidated balance sheets. Power sales revenue is recognized by the Company at the time that power is provided to or used by CMP based on fixed rates per kilowatt-hour in the case of the Westbrook agreement and variable rates per kilowatt-hour in the case of the Somerset agreement.

The Company has the Supply Agreement with Plum Creek, with an initial term of 25 years and with three five-year renewal options. Under the supply agreement, the Company will purchase hardwood pulpwood at an annual minimum of 300,000 to 375,000 tons, or approximately 13% of the Company's annual requirements, at market prices.

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

The Company received a notice of infringement from the Lemelson Medical, Educational and Research Foundation, Limited Partnership ("Lemelson") asserting that the Company has infringed upon various patents owned by Lemelson. In connection with this assertion, Lemelson is seeking a royalty-based license for the

                      S.D. WARREN COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


Company's past and future use of those patents. The Company, along with its legal counsel, is currently reviewing this matter and cannot make a determination as to the legitimacy of the claim or the financial liability, if any, that may result.

NOTE 16 - RETIREMENT BENEFITS

PENSION PLANS

The Company has four defined-benefit, trusteed pension plans that provide retirement benefits for substantially all employees. Benefits provided are primarily based on employees' years of service and compensation. The Company's funding policy complies with the requirements of Federal law and regulations. Plan assets consist of equity securities, bonds and short-term investments. The current portion of the net pension liability, detailed below, was $12.9 million and $10.6 million at September 30, 1998 and September 29, 1999, respectively.

The following schedule provides the funded status and amounts recognized for the Company's defined benefit pension plans (in millions):


                                                                SEPTEMBER 30, 1998       SEPTEMBER 29, 1999
                                                                --------------------     --------------------
Change in benefit obligation:
Benefit obligation, beginning of year...........................  $       157.7            $       197.7
Service cost....................................................            7.1                      7.6
Interest cost...................................................           12.3                     13.3
Amendments......................................................            6.3                     --
Curtailments....................................................           --                        1.5
Special termination benefits....................................            0.2                      6.4
Actuarial (gains) losses........................................           17.2                    (20.5)
Benefits paid...................................................           (3.1)                    (5.2)
                                                                --------------------     --------------------
Benefit obligation, end of year.................................          197.7                    200.8
                                                                --------------------     --------------------

Change in plan assets:
Fair value of plan assets, beginning of year....................          147.5                    174.1
Return on plan assets...........................................           26.2                     17.6
Employer contributions..........................................            3.5                      5.6
Benefits paid...................................................           (3.1)                    (5.2)
                                                                --------------------     --------------------
Fair value of plan assets, end of year..........................          174.1                    192.1
                                                                --------------------     --------------------

Funded status...................................................          (23.6)                    (8.7)
Unrecognized net actuarial gain.................................          (18.0)                   (37.9)
Unrecognized prior service cost.................................            9.7                      8.0
Contributions...................................................            5.6                     10.6
Additional minimum liability....................................           (3.4)                    --
                                                                --------------------     --------------------
Net amount recognized...........................................  $       (29.7)           $       (28.0)
                                                                ====================     ====================

Amounts recognized in the balance sheet consist of:

Prepaid benefit cost............................................   $        2.3            $         6.3
Accrued benefit liability.......................................          (35.4)                   (34.3)
Intangible asset................................................            3.4                     --
                                                                --------------------     --------------------
                                                                  $       (29.7)           $       (28.0)
                                                                ====================     ====================

                      S.D. WARREN COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


The projected benefit obligation at September 30, 1998 and September 29, 1999 was determined using assumed discount rates of 7.0% and 7.5%, respectively, and assumed long-term rates of compensation increases of 3.75% and 4.0%, respectively. The assumed rate of return on plan assets (on an annualized basis) was 9.25% for fiscal years 1998 and 1999, respectively.

The projected benefit obligations and fair value of plan assets for pension plans with benefit obligations in excess of plan assets were $176.0 million and $150.7 million, respectively, as of September 30, 1998 and $135.2 million and $121.7 million, respectively, as of September 29, 1999.

The components of the net pension cost are as follows (in millions):


                                                                             YEAR ENDED
                                               -----------------------------------------------------------------------
                                                    OCTOBER 1,              SEPTEMBER 30,             SEPTEMBER 29,
                                                       1997                      1998                     1999
                                               ---------------------    ---------------------    ---------------------
    Service cost...............................  $       6.0              $       7.1              $       7.6
    Interest cost..............................         10.5                     12.3                     13.3
    Expected return on plan assets.............        (10.7)                   (13.5)                   (15.9)
    Amortization of prior service cost.........         --                        0.4                      0.7
    Recognized net actuarial gain..............         (0.7)                    (0.5)                    (0.6)
                                               ---------------------    ---------------------    ---------------------
    Total......................................          5.1                      5.8                      5.1
    Curtailment loss...........................         --                       --                        0.8
                                               ---------------------    ---------------------    ---------------------
    Net pension cost...........................  $       5.1              $       5.8              $       5.9
                                               =====================    =====================    =====================


SAVINGS PLANS

Warren currently sponsors two 401(k) defined contribution plans covering substantially all Warren employees pursuant to which Warren is obligated to match employee contributions, up to specified amounts. Warren contributions to these plans totaled $5.5 million, $5.3 million and $5.2 million for fiscal years 1997, 1998 and 1999, respectively.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

Warren has a Supplemental Executive Retirement Plan for which key executives are eligible to participate provided such individuals meet specified criteria upon retirement. Payments pursuant to the plan are made at the time key executives retire. The related expense is recorded in each fiscal year based on actuarially determined amounts. To date, payments made and expenses incurred pursuant to the plan have not been material to Warren's consolidated results of operations or cash flows.

NOTE 17 - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Warren sponsors a defined benefit postretirement plan that provides health care and life insurance benefits to eligible retired employees. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of service. The current portion of Warren's net postretirement liability, detailed below, was $0.7 million and $1.3 million at September 30, 1998 and September 29, 1999, respectively.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


The following schedule provides the plan's funded status and net accrued postretirement benefit cost recognized in the Company's consolidated balance sheets at year end (in millions):


                                                                                           YEAR ENDED
                                                                -----------------------------------------------------------------
                                                                 OCTOBER 1, 1997       SEPTEMBER 30, 1998     SEPTEMBER 29, 1999
                                                                -------------------    -------------------    -------------------
    Net postretirement benefit cost:
    Service cost................................................  $       2.5            $       2.5            $       2.6
    Interest cost...............................................          2.4                    2.7                    2.9
    Amortization of unrecognized prior service cost.............         --                     (0.1)                  (0.1)
    Curtailment loss............................................         --                     --                      2.4
                                                                -------------------    -------------------    -------------------
    Net postretirement benefit cost.............................  $       4.9            $       5.1            $       7.8
                                                                ===================    ===================    ===================

    Change in benefit obligation:
    Benefit obligation, beginning of year......................                          $      34.2            $      39.9
    Service cost...............................................                                  2.5                    2.6
    Interest cost..............................................                                  2.7                    2.9
    Curtailment loss...........................................                                 --                      2.4
    Special termination benefits...............................                                 --                      1.0
    Actuarial losses...........................................                                  1.1                    2.4
    Benefits paid..............................................                                 (0.6)                  (1.3)
                                                                                       -------------------    -------------------
    Benefit obligation, end of year............................                                 39.9                   49.9

    Fair value of plan assets..................................                                 --                     --
                                                                                       -------------------    -------------------

    Funded status..............................................                                (39.9)                 (49.9)
    Unrecognized net actuarial (gain) loss.....................                                 (0.7)                   1.7
    Unrecognized prior service cost............................                                 (0.8)                  (0.8)
                                                                                       -------------------    -------------------
    Net amount recognized......................................                          $     (41.4)           $     (49.0)
                                                                                       ===================    ===================


The discount rates used to estimate the benefit obligations as of September 30, 1998 and September 29, 1999 were 7.0% and 7.5%, respectively. The initial health care cost trend rates used to value the benefit obligation were 6.75%, 6.0% and 6.5% at October 1, 1997, September 30, 1998 and September 29, 1999, respectively, decreasing gradually to an ultimate rate of 4.75%, 4.0% and 4.5% in the year 2008. A one-percentage point increase in the assumed health care trend rate for each future year would increase the APBO by approximately 6.9% at September 29, 1999 and would increase the sum of the benefits earned and interest cost components of net postretirement benefit cost for 1999 by approximately 9.6%.


NOTE 18 - OTHER LIABILITIES (IN MILLIONS)


                                                                   SEPTEMBER 30,           SEPTEMBER 29,
                                                                       1998                    1999
                                                                --------------------    --------------------
Accrued workers' compensation..................................   $        20.2           $        22.6
Accrued pension and other postretirement benefits..............            57.5                    65.1
Deferred gain on sale\leaseback................................            14.8                    13.6
Other accrued liabilities......................................            22.8                    16.8
                                                                --------------------    --------------------
                                                                  $       115.3           $       118.1
                                                                ====================    ====================

                      S.D. WARREN COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


NOTE 19 - WARREN SERIES B REDEEMABLE EXCHANGEABLE PREFERRED STOCK

Warren has 10.0 million authorized shares of 14% Series B redeemable exchangeable preferred stock ("Preferred Stock"), of which 3.0 million shares were issued and outstanding through June 14, 1999. On June 15, 1999 (the "Exchange Date"), the Company exchanged, pursuant to its optioon in the Preferred Stock Agreement, all of the issued and outstanding Preferred Stock at the liquidation value of $139.0 million, representing $25.00 per share plus accrued and unpaid dividends, for 14% Series B Subordinated Exchange Debentures due 2006 (the "Exchange Debentures") with a principal amount of $139.0 million. The difference between the Preferred Stock's liquidation value of $139.0 million and the carrying value of $132.9 million as of the Exchange Date has been recorded as a discount on the Exchange Debentures and is being amortized as interest expense, using the effective interest rate method, over the remaining term of the Exchange Debentures. On the Exchange Date, all rights with respect to the Preferred Stock were terminated, and dividends on the Preferred Stock ceased to accrue on and after the Exchange Date.

The following table indicates the dividend, accretion and redemption activity on the Preferred Stock for fiscal years 1997, 1998 and 1999 (in millions):


Balance, October 2, 1996....................................................................................... $  88.0
      Dividends and accretion..................................................................................    15.2
                                                                                                               ----------

Balance, October 1, 1997.......................................................................................   103.2
      Dividends and accretion..................................................................................    16.3
                                                                                                               ----------

Balance, September 30, 1998....................................................................................   119.5
      Dividends and accretion..................................................................................    13.4

      Redemption of Preferred Stock............................................................................  (132.9)
                                                                                                               ----------
Balance, September 29, 1999.................................................................................... $  --
                                                                                                               ==========


NOTE 20 - RELATED PARTY TRANSACTIONS

Pursuant to the limitations on restricted payments outlined in the Credit Agreement, the indenture relating to the Notes and the Exchange Debentures, the Company may make cash payments to Holdings, including, among other things, (i) amounts under a tax sharing agreement to be entered into between the Company and Holdings necessary to enable Holdings to pay the Company's taxes and (ii) administrative fees to Holdings and amounts to cover various specified costs and expenses of Holdings. The associated administrative fee expensed was $1.0 million for each of the fiscal years 1997, 1998 and 1999, respectively.

In addition to the above, Warren has contracted through a management services agreement with Sappi Fine Paper Plc ("SFP") to provide management advisory services. The aggregate fee paid by Warren to SFP is limited to an annual amount of $1.0 million. The aggregate fees charged to Warren by SFP were $1.0 million in both fiscal years 1997 and 1998 and $7.3 million in fiscal year 1999, of which $6.3 million is accrued as a liability in the accompanying balance sheet at September 29, 1999.

Warren sells products to certain Sappi subsidiaries (Sappi Europe, Sappi UK, Sappi South Africa, Specialty Pulp Services and U.S. Paper). These subsidiaries then resell Warren products to external customers at market prices and remit the proceeds from such sales to Warren, net of a 5% sales commission. Net of commissions, Warren shipped $126.2 million, $114.9 million and $118.1 million of products to Sappi subsidiaries for fiscal years 1997, 1998 and 1999, respectively. Trade accounts receivable at September 30, 1998 and September 29, 1999 included approximately $18.1 million and $24.9 million, respectively, due from subsidiaries of Sappi. Amounts as of September 30, 1998 and September 29, 1999 are included in the pool of receivables securitized under the A/R Facility (see Note 6).

                      S.D. WARREN COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


Warren also imports products from certain Sappi affiliates (Sappi UK, Hannover Papier, and beginning in the fourth quarter of fiscal 1998, KNP Leykam) for sale to its North American customers. Warren resells these products at market prices and remits the proceeds, net of a 5% sales commission, to the Sappi affiliates. Net of commissions, Warren imported approximately $21.9 million, $26.8 million and $74.6 million of products from certain Sappi affiliates for fiscal years 1997, 1998 and 1999, respectively. Accounts payable at September 30, 1998 and September 29, 1999 included $7.5 million and $16.8 million, respectively, due to subsidiaries of Sappi.

During December 1997, the Company paid a dividend (the "Dividend") of $58.2 million to its parent company, Holdings. In turn Holdings used the proceeds of the Dividend to redeem the Holdings 15% Senior Exchangeable Preferred Stock, including accrued and unpaid dividends. In connection with the Dividend transaction, the Company paid $0.5 million of fees to the holders of the Notes in exchange for their consent to the Dividend transaction.

On March 29, 1999, the Company paid a $15.0 million cash dividend to its parent, Holdings. In turn, Holdings advanced $15.0 million to an affiliate of Sappi in the form of a promissory note due April 2002.


NOTE 21 - SEGMENTS AND OTHER RELATED INFORMATION

As discussed in Note 2, the Company's operations have been aggregated into a single reportable segment, as permitted under SFAS No. 131, since they have similar economic characteristics, products, production processes, types of customers and distribution methods.

Net sales information by the Company's product groups are as follows (in millions):


                                                               YEAR ENDED
                                  ----------------------------------------------------------------------
                                       OCTOBER 1,             SEPTEMBER 30,           SEPTEMBER 29,
                                          1997                     1998                    1999
                                  ---------------------    ---------------------   ---------------------

Coated Papers....................     $     963.8              $   1,037.8             $   1,048.9
Uncoated Papers..................           228.7                    242.0                   237.0
Specialty Papers and Other.......           213.1                    179.1                   138.8
                                  ---------------------    ---------------------   ---------------------
     Total.......................     $   1,405.6              $   1,458.9             $   1,424.7
                                  =====================    =====================   =====================


Net sales to unaffiliated customers which individually exceed 10% of total net sales amounted to approximately 51.9%, 53.8% and 57.1% of net sales for fiscal years 1997, 1998 and 1999, respectively. Each of these customers is a merchant that resells the Company's paper products to a wide range of users. The loss of any of these customers could have a material effect on the Company's business and consolidated results of operations. Net sales to each customer are indicated below (in millions):


                                                                           YEAR ENDED
                                             -----------------------------------------------------------------------
                                                  OCTOBER 1,              SEPTEMBER 30,            SEPTEMBER 29,
                                                     1997                     1998                     1999
                                             ---------------------    ---------------------    ---------------------
     1.............................          $     360.3              $     353.0              $     404.7
     2.............................                169.9                    202.9                    183.5
     3.............................                199.6                    228.6                    225.4


At September 30, 1998 and September 29, 1999, approximately 45.2% and 44.2%, respectively, of the Company's net trade receivables, including those receivables which are securitized and sold, were concentrated in these three customers.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


The Company had net sales to customers outside the United States ("Export Sales") of $186.2 million, $185.0 million and $181.3 million for fiscal years 1997, 1998 and 1999, respectively. Export Sales are primarily to Canada, Europe, Australia, Latin America, and the Far East. Export Sales do not exceed 10% of total net sales for any geographic region. Net sales outside North America are primarily handled by the Company's affiliates under the common control of Sappi.

                                   SCHEDULE II

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                  (IN MILLIONS)


                                                      BALANCE AT            COST AND           DEDUCTIONS         BALANCE AT END
                                                     BEGINNING OF           EXPENSES          (PRINCIPALLY           OF PERIOD
                                                        PERIOD                                 WRITE-OFFS)
                                                    ----------------    -----------------    ----------------     ----------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year ended September 29, 1999                         $     5.4           $    --              $     1.9            $     3.5
Year ended September 30, 1998                               5.0                 2.7                  2.3                  5.4
Year ended October 1, 1997                                  5.3                 1.3                  1.6                  5.0


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

Intentionally Omitted.**

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         S.D WARREN COMPANY

                                                    By: /s/ MONTE R. HAYMON
                                                        -------------------
                                                            Monte R. Haymon
                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: December 6, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                                   Title                                                              Date
---------                                   -----                                                              ----
/s/ Monte R. Haymon                         President, Chief Executive Officer and                             December 6, 1999
-----------------------------               Director (Principal Executive Officer)
    Monte R. Haymon

/s/ Trevor L. Larkan                        Chief Financial Officer, Vice                                      December 6, 1999
-----------------------------               President, Treasurer, Assistant
    Trevor L. Larkan                        Secretary and Director (Principal
                                            Financial and Accounting Officer)

/s/ O. Harley Wood                          Vice President and Director                                        December 6, 1999
-----------------------------
    O. Harley Wood

/s/ James Frick                             Director                                                           December 6, 1999
-----------------------------
    James Frick

/s/ Eugene Van As                           Director                                                           December 6, 1999
-----------------------------
    Eugene Van As

/s/ Donald Wilson                           Director                                                           December 6, 1999
-----------------------------
    Donald Wilson

/s/ D'oeko Bosscher                         Director                                                           December 3, 1999
-----------------------------
    D'oeko Bosscher