Form 10-Q
period 1999-12-29
WARREN S D CO /PA/
filed 2000-02-02
CIK 935704

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        FORM 10-Q FINANCIAL INFORMATION*

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 29, 1999

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

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                          FORM 10-Q, DECEMBER 29, 1999

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company wishes to caution readers that this Report on Form 10-Q for S.D. Warren Company and subsidiaries (the "Company") contains certain "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. The words "believe," "anticipate," "intend," "estimate," "plan," "assume," and other similar expressions which are predictions of or indicate future events and future trends which do not relate to historical matters identify forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which are in some cases beyond the control of the Company and may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Certain factors that may cause such differences include, but are not limited to the following: (a) increased competition from either domestic or foreign paper producers, including increases in competitive capacity through construction of new mills or conversion of older facilities to produce competitive products, (b) variations in demand for the Company's products, (c) changes in the cost or availability of the raw materials used by the Company, particularly market pulp and wood, (d) costs of compliance with new environmental laws and regulations, (e) decisions by the Company to make a significant acquisition or a significant increase in production capacity, (f) competitive pricing pressures for the Company's products, (g) unanticipated manufacturing disruptions, and (h) changes in environmental, tax and other laws and regulations. These and other factors that might cause differences between actual and anticipated results, performance, and achievements are discussed in greater detail in this Report on Form 10-Q. See also "Market Overview" under
Part I, Item 2, Management's Discussion and Analysis of Results of Operations and Financial Condition.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                          FORM 10-Q, DECEMBER 29, 1999


                                TABLE OF CONTENTS

                                                                        PAGE NO.
PART I - FINANCIAL INFORMATION

   ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      Condensed Consolidated Statements of Operations for the
      three months ended December 30, 1998 and December 29, 1999 ............. 4


      Condensed Consolidated Balance Sheets at September 29, 1999
      and December 29, 1999................................................... 5

      Condensed Consolidated Statements of Cash Flows for the
      three months ended December 30, 1998 and December 29, 1999 ............. 6


      Notes to Unaudited Condensed Consolidated Financial Statements.......... 7

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
   FINANCIAL CONDITION................. ......................................14

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........20

PART II - OTHER INFORMATION

      Item 1. Legal Proceedings...............................................21

      Item 2.  Changes in Securities..........................................21

      Item 3.  Default upon Senior Securities.................................21

      Item 4.  Submission of Matters to a Vote of Security Holders............21

      Item 5.  Other Information..............................................21

      Item 6.   Exhibits and Reports on Form 8-K..............................21

   SIGNATURE..................................................................22


                      S.D. WARREN COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN MILLIONS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                                           THREE MONTHS           THREE MONTHS
                                                                              ENDED                   ENDED
                                                                        DECEMBER 30, 1998       DECEMBER 29, 1999
                                                                      --------------------     -------------------
Net sales                                                              $            333.4       $           361.8
Cost of goods sold                                                                  260.5                   288.4
                                                                      --------------------     -------------------
Gross profit                                                                         72.9                    73.4
Selling, general and administrative expense                                          35.1                    38.4
Restructuring                                                                         3.7                       -
                                                                      --------------------     -------------------
Income from operations                                                               34.1                    35.0
Gain on sale of timberlands                                                          75.4                       -
Other income, net                                                                     2.1                     3.2
Interest expense                                                                     14.3                    16.2
                                                                      --------------------     -------------------
Income before income taxes and extraordinary items                                   97.3                    22.0
Income tax expense                                                                   40.5                     8.8
                                                                      --------------------     -------------------
Income before extraordinary items                                                    56.8                    13.2
Extraordinary items, net of tax                                                      (1.6)                      -
                                                                      --------------------     -------------------
Net income                                                                           55.2                    13.2
Dividends and accretion on S.D. Warren Series B preferred stock                       4.6                       -
                                                                      --------------------     -------------------
Net income applicable to common stockholder                            $             50.6       $            13.2
                                                                      ====================     ===================
Earnings per common share:
     Income before extraordinary items applicable to
        common stockholder                                             $             0.52       $            0.13
                                                                      ====================     ===================
     Net income applicable to common stockholder                       $             0.51       $            0.13
                                                                      ====================     ===================
Weighted average number of shares outstanding                                        100                      100
                                                                      ====================     ===================



See accompanying notes to unaudited condensed consolidated financial statements.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)


                                                                      SEPTEMBER 29,   DECEMBER 29,
                                                                           1999           1999
                                                                     --------------  --------------
                                     ASSETS
Current Assets:
         Cash and cash equivalents                                    $       73.8    $       65.6
         Trade accounts receivable, net                                       59.4            69.0
         Other receivables                                                    18.0            33.4
         Inventories, net                                                    173.4           191.8
         Deferred income taxes                                                20.4            20.4
         Other current assets                                                 24.2            10.1
                                                                     --------------  --------------
              Total current assets                                           369.2           390.3
Plant assets, net                                                            974.1           964.7
Goodwill, net                                                                 79.0            78.0
Deferred financing fees, net                                                  22.6            21.7
Other assets, net                                                             38.6            37.6
                                                                     --------------  --------------
               Total assets                                           $    1,483.5    $    1,492.3
                                                                     ==============  ==============

                      LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
         Current maturities of long-term debt                         $        8.4    $        8.4
         Accounts payable                                                    155.8           161.6
         Accrued and other current liabilities                               102.9            89.1
                                                                     --------------  --------------
               Total current liabilities                                     267.1           259.1
                                                                     --------------  --------------
Long-term debt:
         Term Loans                                                           82.4            82.4
         Senior subordinated notes                                           232.4           232.4
         Exchange Debentures                                                 133.1           133.3
         Revenue Bonds                                                       110.5           110.5
                                                                     --------------  --------------
               Total long-term debt                                          558.4           558.6
Deferred income taxes                                                        113.9           117.4
Other liabilities                                                            118.1           118.0
                                                                     --------------  --------------
               Total liabilities                                           1,057.5         1,053.1
                                                                     --------------  --------------
Commitments and contingencies (Notes 9 and 10)
Stockholder's equity:
         Common stock ($.01 par value; 1,000 shares authorized; 100
         shares issued and outstanding)                                          -               -
         Capital in excess of par value                                      321.4           321.4
         Retained earnings                                                   104.6           117.8
                                                                     --------------  --------------
               Total stockholder's equity                                    426.0           439.2
                                                                     --------------  --------------
               Total liabilities and stockholder's equity             $    1,483.5    $    1,492.3
                                                                     ==============  ==============



See accompanying notes to unaudited condensed consolidated financial statements.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN MILLIONS, UNAUDITED)


                                                                                THREE MONTHS ENDED
                                                                          ------------------------------
                                                                           DECEMBER 30,    DECEMBER 29,
                                                                               1998           1999
                                                                          --------------  --------------
Cash Flows from Operating Activities:
       Net income                                                          $       55.2    $       13.2
       Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization                                          22.5            24.6
            Deferred income taxes                                                  27.1             3.5
            Extraordinary items                                                     2.8               -
            Gain on sale of timberlands                                           (75.4)              -
       Changes in assets and liabilities:
               Trade and other accounts receivable, net                             6.4           (25.0)
               Inventories, net                                                   (23.0)          (18.4)
               Accounts payable, accrued and other current liabilities             (3.4)           (8.0)
               Other assets and liabilities                                         7.1            14.7
                                                                          --------------  --------------
                  Net cash provided by operating activities                        19.3             4.6
                                                                          --------------  --------------
Cash Flows from Investing Activities:
       Investment in plant assets                                                 (25.2)          (12.5)
       Proceeds from sale of timberlands                                            3.3               -
       Other investing activities                                                   1.0            (0.5)
                                                                          --------------  --------------
                  Net cash used in investing activities                           (20.9)          (13.0)
                                                                          --------------  --------------
Cash Flows from Financing Activities:
       Repayments of long-term debt, including premiums paid                      (29.0)              -
       Other financing activities                                                  (0.1)            0.2
                                                                          --------------  --------------
            Net cash  provided by (used) in financing activities                  (29.1)            0.2
                                                                          --------------  --------------
Net change in cash and cash equivalents                                           (30.7)           (8.2)
                                                                          --------------  --------------
Cash and cash equivalents:
       Beginning of period                                                         34.7            73.8
                                                                          ==============  ==============
       End of period                                                       $        4.0    $       65.6
                                                                          ==============  ==============

Supplemental Cash Flow Information:
       Cash paid during the period for:
             Interest                                                      $       24.9    $       28.0
                                                                          ==============  ==============
             Income taxes                                                  $        0.3    $        0.3
                                                                          ==============  ==============



See accompanying notes to unaudited condensed consolidated financial statements.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                          FORM 10-Q, DECEMBER 29, 1999

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

BUSINESS

The Company manufactures printing, publishing and specialty papers and has pulp operations vertically integrated with certain of its manufacturing facilities. Together these represent the Company's single line of business. The Company currently operates four paper mills, a sheeting facility, and several distribution facilities. The Company also owned and operated approximately 905,000 acres of timberlands in the State of Maine, which it sold on November 12, 1998 (See Note 6).

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

CONTROL BY SAPPI

The Company is a wholly owned subsidiary of Holdings. Sappi indirectly owns 100% of the issued and outstanding voting common stock and 75.07% of the common equity of Holdings in the form of Holdings Class A Common Stock. Heritage Springer Limited, a British Virgin Islands company, owns the remaining 24.93% of the common equity of Holdings in the form of Holdings non-voting, convertible Class B Common Stock.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                          FORM 10-Q, DECEMBER 29, 1999

UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company's financial position and results of operations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 1999. The unaudited condensed consolidated results of operations for the three months ended December 29, 1999 are not necessarily indicative of results that could be expected for a full year.

NOTE 2.  ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", and is effective for the Company in the first quarter of fiscal year 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The Company is currently evaluating the impact of SFAS No. 133 and has not yet determined its effect on the Company's consolidated financial statements.

NOTE 3.  RELATED PARTY TRANSACTIONS

SFPNA sells products to certain Sappi subsidiaries (Sappi Europe, Sappi UK, Sappi South Africa, Specialty Pulp Services and U.S. Paper). These subsidiaries then resell SFPNA's products to external customers at market prices and remit the proceeds from such sales to SFPNA, net of a 5% sales commission. Net of commissions, SFPNA shipped $31.1 million and $26.6 million to certain Sappi subsidiaries for the three months ended December 29, 1999 and December 30, 1998, respectively. At December 29, 1999 and September 29, 1999, approximately 22% and 19%, respectively, of the Company's gross trade receivables (including those receivables which were securitized and sold) were due from Sappi affiliates.

SFPNA also purchases products from certain affiliates (Sappi UK, Hannover Papier, and beginning in the fourth quarter of fiscal 1998, KNP Leykam) for sale to SFPNA's North American customers. SFPNA resells these products at market prices and remits the proceeds, net of a 5% sales commission, to the Sappi affiliates. Net of commissions, SFPNA imported approximately $23.3 million and $15.1 million of products from these Sappi affiliates for the three months ended December 29, 1999 and December 30, 1998, respectively.

In addition to the above, the Company has contracted through a management services agreement with Sappi Fine Paper Plc ("SFP") to provide management advisory services. The aggregate fee paid by the Company is limited to an annual amount of $1.0 million. The aggregate fees charged to the Company by SFP were $2.3 million and $1.8 million for the three months ended December 29, 1999 and December 30, 1998, respectively. The accompanying balance sheets at December 29, 1999 and September 29, 1999 include accrued management advisory service fees of $8.6 million and $6.3 million, respectively.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                          FORM 10-Q, DECEMBER 29, 1999

NOTE 4.  INVENTORIES, NET (IN MILLIONS)


                                         September 29, 1999   December 29, 1999
                                         ------------------   -----------------

Finished products                                     $81.7            $89.0
Work in process                                        27.8             35.2
Pulp, logs and pulpwood                                28.1             31.0
Maintenance parts and other supplies                   35.8             36.6
                                                 ----------          -------

                                                     $173.4           $191.8
                                                     ======           ======


NOTE 5.  LONG-TERM DEBT

The current portion of long-term debt of $8.4 million consists primarily of bank term loan principal payments scheduled for March 2000 and September 2000.

During the three months ended December 30, 1998, the Company purchased $26.6 million face value of its 12% Senior Subordinated Notes (the "Notes"). The Note purchase transactions were settled for $29.0 million of cash. The premium paid of $2.4 million to purchase the Notes, together with the related accelerated amortization of $0.4 million of deferred financing fees resulted in an extraordinary loss of $1.6 million (net of a $1.2 million tax benefit) recorded in the three months ended December 30, 1998. The Company did not purchase any Notes during the three months ended December 29, 1999. The Company may continue to purchase additional amounts of the Notes subject to opportune pricing, or call the Notes which, in terms of the Note Indenture, became collectable with effect from December 15, 1999.

NOTE 6.  SALE OF TIMBERLANDS

On November 12, 1998, the Company sold its interest in approximately 905,000 acres of timberlands located in Maine and certain machinery and equipment to Plum Creek Timber Company, L.P. ("Plum Creek") in exchange for notes receivable (the "Notes Receivable") with a fair market value of $177.1 million and cash of approximately $3.3 million. The Notes Receivable have an aggregate face amount of $171.4 million and original maturities ranging from 8.25 years to 12.25 years. Interest rates on the Notes Receivable range from 7.62% to 7.83% per annum. To consummate the sale, the Company transferred all of its timberlands and related machinery and equipment to a wholly-owned limited liability company, all of the membership interest of which was then sold to Plum Creek. The Company recognized a pre-tax gain from the sale of the timberlands of $75.4 million.

The Company and Plum Creek executed a fiber supply agreement (the "supply agreement"), with an initial term of 25 years and with three five-year renewal options. Under the supply agreement, the Company will purchase hardwood pulpwood at an annual minimum of 300,000 to 375,000 tons, or approximately 13% of the Company's annual requirements, at market prices.

On January 21, 1999, the Notes Receivable were contributed to a wholly owned bankruptcy remote subsidiary, SDW Timber III LLC ("SDW III"). On February 12, 1999, SDW III issued an aggregate of $156.0 million of SDW III Notes Payable using the Notes Receivable as a pledge of security. The SDW III Notes Payable mature in three installments ranging from 8 to 12 years and bear interest payable semi-annually at rates ranging from 7.16% to 7.36% per annum. The earnings of SDW III, of $0.6 million which consist of interest income earned on the Notes Receivable, net of interest expense incurred on the SDW III Notes Payable, are included in other income in the accompanying unaudited condensed consolidated statements of operations for the three months ended December 29, 1999. The Company's investment in the undivided interest in SDW III of approximately $23.6 million and $25.2 million is included in other

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                          FORM 10-Q, DECEMBER 29, 1999

noncurrent assets in the accompanying unaudited condensed consolidated balance sheets as of December 29, 1999 and September 29, 1999, respectively.

NOTE 7.  RESTRUCTURINGS

In October 1998, the Company announced a restructuring plan at the Westbrook, Maine mill, which included production and maintenance job consolidations and eliminations, as well as the decision to shut down one of its paper machines. This paper machine produced release liner paper and face sheets used for pressure sensitive papers. The Company recorded a charge of $3.7 million to cover costs relating to the restructuring which included $2.8 million of costs associated with the termination of 105 employees, or approximately 14% of the Westbrook mill workforce in force at that date, and an estimated loss of $0.9 million to dispose of the paper machine. All amounts were utilized as of September 29, 1999.

On April 13, 1999, the Company announced the closures at its facility in Westbrook, Maine of both the pulp mill and a paper machine, which made coated base paper. Approximately 315 employees, both salaried and hourly, have been affected by the closures, or approximately 48% of the then remaining Westbrook mill workforce. The Company has recorded a pre-tax charge of approximately $35.9 million during fiscal year 1999. The restructuring costs associated with the above closures include $20.3 million of non-cash expenses relating to fixed asset write-offs and $15.6 million of accruals of one-time cash costs, primarily associated with the termination of employees. Of this restructuring charge, $34.8 million had been utilized as of September 29, 1999 and $1.1 million was utilized during the three months ended December 29, 1999.

NOTE 8.  FORCE MAJEURE EVENT

On November 2, 1999, a paper machine malfunction caused a fire at the Muskegon, Michigan mill. The fire resulted in the temporary closure of the mill, but within 24 hours normal operating mill conditions were restored to the entire facility except for the affected paper machine. The Company commenced producing paper on the affected paper machine during the second week of December 1999. Total losses are not expected to exceed the Company's insurance coverage limits, which include both business interruption and property loss coverage. During the three months ended December 29, 1999, the Company recorded a receivable from its insurance company for property damage of approximately $17.0 million, of which $3.0 million has been collected as of December 29, 1999. In addition, the Company has recorded a $4.0 million recovery for a portion of the business interruption claim submitted for the disruption caused by damages incurred with respect to the Muskegon fire.

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

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                          FORM 10-Q, DECEMBER 29, 1999

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

In June 1997, the United States and Environmental Protection Agency ("EPA") sued the County for failure to (a) meet its discharge permit limits for the wastewater facility and (b) to develop and enforce an industrial pretreatment program. A group of industrial users, including the Company and a group of municipalities filed motions to intervene in the EPA lawsuit. In December 1998, the federal court approved a motion filed by the County to terminate the industrial users' rights to discharge certain pollutant loadings, but not the right to discharge certain volumes of wastewater to the system. The industrial users believe they have a meritorious basis for further legal action and are evaluating their alternatives. A final adverse decision in either of these lawsuits could require substantial additional expenditures, including short-term expenditures, and may lead to substantial fines for any noncompliance. In December 1997, the County notified the Company and other industrial users of its intentions to terminate their service agreements on January 1, 2000. The County continues to provide service under the permit. The Company believes that under Michigan contract law, related contracts and county bond resolutions, the County does not have the authority to unilaterally terminate the service agreements.

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

NOTE 10.  COMMITMENTS AND CONTINGENCIES

In connection with the acquisition of the Company from Scott Paper ("Scott"), the Company entered into long-term (25 years initially, subject to mill closures and certain FORCE majeure events) agreements with Scott (now Kimberly-Clark) for the supply of pulp and water and the treatment of effluent at the Mobile mill. Under the pulp supply agreement, wood pulp was supplied generally at market prices which were discounted due to the elimination of freight costs associated with delivering pulp to the Company's Mobile mill. On May 4, 1998, the Company announced an agreement with Kimberly-Clark to terminate the long-term pulp supply contract effective September 1, 1999. The cancellation of the pulp contract did not materially impact the Company's earnings for the three months ended December 29, 1999. Prices for other services to be provided by Kimberly-Clark are generally based upon cost.

The Company has a long-term agreement (the "Energy Agreement") with Mobile Energy Services Corporation ("MESC") to buy electric power and steam for the Mobile paper mill at rates generally comparable to market tariffs, including fuel cost and capital recovery components. Kimberly-Clark has closed their pulp mill at the Mobile site effective September 1999. The closure of the Kimberly-Clark pulp mill may result in a MESC default under certain bond indentures. On January 24, 2000, the

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                          FORM 10-Q, DECEMBER 29, 1999

bankruptcy court granted motions filed by MESC, its bondholders and others to proceed with the development of a new cogeneration facility at the Mobile, Alabama site. The Company is currently evaluating the impact on continued MESC operations of both the closure of the Kimberly-Clark pulp mill and MESC's proposed cogeneration facility. Loss of biomass and black liquor fuels currently provided to MESC by the pulp mill could have an adverse impact on the Company's energy rates.

A substantial majority of the Company's electricity requirements are satisfied through its own generation or cogeneration agreements. The Company's power requirements at its Somerset mill are currently satisfied through a cogeneration agreement whereby the mill cogenerates electricity and sells the output to Central Maine Power ("CMP") at market rates. The CMP agreement relating to the Somerset mill also provides, but does not require, that the mill purchase electricity from CMP at the standard industrial tariff rate. The Somerset agreement expires in the year 2012. The Company also has a short-term agreement with CMP pursuant to which the Westbrook mill cogenerates electricity and sells any excess output not used by the mill to CMP at market rates. The short-term agreement for the Westbrook mill will expire on February 29, 2000. The Company is currently evaluating its energy options at its Maine mills in light of the deregulation of the Maine power industry effective March 1, 2000. In connection with the acquisition of the Company from Scott, the Company established a deferred asset and deferred liability of approximately $32.3 million and $15.0 million, respectively, to reflect the fair value of the CMP agreements in place at such date. The deferred asset became fully amortized as of fiscal year 1997. The deferred liability is being amortized over eleven years with amortization beginning in fiscal year 1998. Accordingly, $0.3 million and $0.3 million of the deferred liability was amortized during the three months ended December 29, 1999 and December 30, 1998, respectively. The unamortized deferred liability of approximately $10.9 million and $10.6 million (net of current portions of $1.4 million) at September 29, 1999 and December 29, 1999, respectively, is included in other liabilities in the accompanying consolidated balance sheets. Power sales revenue is recognized by the Company at the time that power is provided to or used by CMP based on fixed rates per kilowatt-hour in the case of the Westbrook agreement and variable rates per kilowatt-hour in the case of the Somerset agreement.

The Company has a Supply Agreement with Plum Creek, with an initial term of 25 years and with three five-year renewal options. Under the supply agreement, the Company will purchase hardwood pulpwood at an annual minimum of 300,000 to 375,000 tons, or approximately 13% of the Company's annual requirements, at market prices.

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

The Company received a notice of infringement from the Lemelson Medical, Educational and Research Foundation, Limited Partnership ("Lemelson") asserting that the Company has infringed upon various patents owned by Lemelson. In connection with this assertion, Lemelson is seeking a royalty-based license for the Company's past and future use of those patents. The Company, along with its legal counsel, is currently reviewing this matter and cannot make a determination as to the legitimacy of the claim or the financial liability, if any, that may result.

NOTE 11. SEGMENTS AND OTHER RELATED INFORMATION

The Company reports segment and other information in accordance with SFAS No. 131, "Disclosures about Segment of an Enterprise and Related Information", which requires disclosure of segmented

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                          FORM 10-Q, DECEMBER 29, 1999

information about the Company's operations based upon how management oversees and evaluates the results of such operations. The Company's segments have been aggregated into a single reportable segment, as permitted under SFAS No. 131, since they have similar economic characteristics, products, production processes, types of customers and distribution methods.

Net sales information by the Company's product groups are as follows (in millions):


                                          THREE MONTHS ENDED
                              -----------------------------------------
                                 DECEMBER 30,           DECEMBER 29,
                                    1998                   1999
                             ------------------    --------------------

Coated Papers                    $     243.6           $     268.4
Uncoated Papers                         57.5                  57.8
Specialty Papers and Other              32.3                  35.6
                             ------------------    --------------------
     Total                       $     333.4           $     361.8
                             ==================    ====================


                      S.D. WARREN COMPANY AND SUBSIDIARIES
                          FORM 10-Q, DECEMBER 29, 1999

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

MARKET OVERVIEW

The market for coated paper has historically experienced price fluctuations driven by global supply/demand imbalances, inventory shifts and the availability and relative pricing of imported products. Coated freesheet industry volume in the United States was up during the first fiscal quarter versus the same period in the prior year. The Company's coated volume over the same period, the three months ended December 29, 1999, was up compared to the prior year. Increased coated freesheet imports, together with enhanced domestic production output levels, has over the past one to two years played a key role in placing downward pressure on coated freesheet industry pricing. Overall Company pricing has generally followed industry pricing. Given recent increases in pulp prices, the Company announced price increases in most coated grades in December, 1999.

Uncoated and technical papers experienced a 5% decline in volume over the same period in the prior year. After adjusting for the business exited, due to the restructuring at the Westbrook mill, this segment reported flat sales year over year with improvements achieved in the sales mix of higher margin products. The Company has experienced an increase in prices due to improved market conditions and product mix.

The Company's specialty papers experienced increased sales of its high-end products during the first fiscal quarter due to strong demand in both Europe and South America. Overall volume improved by 8%, with noted strength in both the high-end and commodity product lines. Excess capacity in the industry has kept pricing flat, although this may change as prices of key raw materials increase.

Any failure of the industry to maintain its current levels of shipments and pricing or any prolonged or severe weakness in the market for any of the Company's products in the future may adversely affect the Company's consolidated financial position, results of operations and cash flow.

The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the Notes thereto.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                          FORM 10-Q, DECEMBER 29, 1999

THREE MONTHS ENDED DECEMBER 29, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 30, 1998

NET SALES

Net Sales for the three months ended December 29, 1999 were $361.8 million compared to $333.4 million for the three months ended December 30, 1998, an increase of $28.4 million or 8.5%. The increase was primarily due to a 33,000 ton or a 10.2% increase in paper shipment volume, attributable to improved productivity and additional import sales.

COST OF GOODS SOLD

Cost of goods sold for the three months ended December 29, 1999 was $288.4 million compared to $260.5 million for the three months ended December 30, 1998. Cost of goods sold for the three months ended December 29, 1999 is net of a $4.0 million business interruption insurance claim recovery (see Note 8
- "Force Majeure Events"). Including this insurance recovery, cost of goods sold on a per paper ton basis increased to $784 per ton for the three months ended December 29, 1999 from $782 per ton for the corresponding prior year quarter. The increase was primarily due to higher pulp costs.

RESTRUCTURINGS

In October 1998, the Company announced a restructuring plan at the Westbrook, Maine mill, which included production and maintenance job consolidations and eliminations, as well as the decision to shut down one of its paper machines. This paper machine produced release liner paper and face sheets used for pressure sensitive papers. The Company recorded a charge of $3.7 million to cover costs relating to the restructuring which included $2.8 million of costs associated with the termination of 105 employees, or approximately 14% of the Westbrook mill workforce in force at that date, and an estimated loss of $0.9 million to dispose of the paper machine. All amounts were utilized as of September 29, 1999.

On April 13, 1999, the Company announced the closures at its facility in Westbrook, Maine of both the pulp mill and a paper machine, which made coated base paper. Approximately 315 employees, both salaried and hourly, have been affected by the closures, or approximately 48% of the then remaining Westbrook mill workforce. The Company has recorded a pre-tax charge of approximately $35.9 million during fiscal year 1999. The restructuring costs associated with the above closures include $20.3 million of non-cash expenses relating to fixed asset write-offs and $15.6 million of accruals of one-time cash costs, primarily associated with the termination of employees. Of this restructuring charge, $34.8 million has been utilized as of September 29, 1999 and $1.1 million was utilized during the three months ended December 29, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense totaled $38.4 million for the three months ended December 29, 1999 compared to $35.1 million for the three months ended December 30, 1998. The increase over the prior years quarter results partly from the support services relating to the recently installed integrated information system, as well as other miscellaneous charges related to delivery, commissions and other information technology projects.

OTHER INCOME, NET

Other income, net includes interest income of $1.5 million and $2.1 million for the three months ended December 29, 1999 and December 30, 1998, respectively. Of the $1.5 million for the three months ended December 29, 1999, $0.6 million represented interest earned on the Notes Receivable received in

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                          FORM 10-Q, DECEMBER 29, 1999

exchange for the sale of the Company's timberlands (net of interest expense accrued on the SDW Timber III Notes Payable).

EXTRAORDINARY ITEM

The premium paid of $2.4 million in connection with the purchase of $26.6 million face value of the Company's Senior Subordinated Notes (the "Notes"), together with the related $0.4 million of accelerated amortization of deferred financing fees resulted in an extraordinary loss of $1.6 million (net of $1.2 million of tax benefits) in the three months ended December 30, 1998. The Company did not purchase any Notes during the three months ended December 29, 1999.

INTEREST EXPENSE AND TAXES

Interest expense for the three months ended December 29, 1999 was $16.2 million compared to $14.3 million for the three months ended December 30, 1998. Interest expense adjusted for $5.1 million of interest related to the 14% Subordinated Exchange Debentures issued on June 15, 1999, was approximately $11.1 million for the three months ended December 29, 1999, compared to $14.3 million for the three months ended December 30, 1998, primarily due to lower levels of outstanding debt in the current year. Interest expense includes the amortization of deferred financing fees, but excludes write-offs due to accelerated reductions in related financing.

For the three months ended December 29, 1999, income tax expense was $8.8 million, compared to $40.5 million for the three months ended December 30, 1998, which included the $1.6 million tax benefit attributable to the extraordinary loss, primarily reflecting the change in the Company's earnings level including the impact of the sale of the timberlands in November 1998.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $4.6 million for the three months ended December 29, 1999 compared to $19.3 million for the three months ended December 30, 1998. This decrease of $14.7 million is primarily due to an increased investment in working capital, as a result of the insurance claim receivable of $18.0 million which is reflected in other receivables.

The Company's operating working capital was $43.5 million at December 29, 1999 compared to a deficit of $7.9 million at September 29, 1999. Operating working capital is defined as trade accounts receivable, other receivables and inventories less accounts payable and accrued and other current liabilities. This increase resulted primarily from an increase in trade accounts receivable and inventories during the three months ended December 29, 1999, offset by an increase in accounts payable.

Capital expenditures for the three months ended December 29, 1999 were $12.5 million, down from $25.2 million for the three months ended December 30, 1998. The reduction from last year is due to completion of the Company's new sheeting and warehouse facility at the Muskegon, Michigan mill and completion of the first phase of the company-wide integrated application system implementation. Capital expenditures are projected to be approximately $125.0 million during fiscal year 2000. In addition, the Company believes that environmental compliance expenditures, the bulk of which are for cluster rules compliance, will approximate $55.0 million to $75.0 million through 2001, of which $20.0 million has already been incurred.

The Company believes that cash generated by operations and amounts available under its revolving credit facility will be sufficient to meet its ongoing operating and capital expenditure requirements for the remainder of 2000.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                          FORM 10-Q, DECEMBER 29, 1999

Cash used in financing activities for the three months ended December 29, 1999 was $0.2 million compared to $29.1 million for the corresponding period of the previous year. During the three months ended December 30, 1998, the Company purchased $26.6 million of face value of Notes for $29.0 million of cash.

LONG-TERM DEBT

At December 29, 1999, long-term debt, excluding current maturities, was $558.6 million compared to $558.4 million at September 29, 1999. At December 29, 1999, SFPNA did not have any borrowings outstanding under its revolving credit facility, resulting in an unused borrowing capacity of approximately $232.4 million, after giving effect to outstanding letters of credit, which may be used to finance working capital needs. In addition, SFPNA had approximately $120.2 million of letters of credit outstanding under its letter of credit facility at December 29, 1999.

OTHER ITEMS

SALE OF TIMBERLANDS

See Note 6 - Sale of Timberlands.

FORCE MAJEURE EVENT

See Note 8 - Force Majeure Event

ENVIRONMENTAL AND SAFETY MATTERS

The Company is subject to a wide variety of environmental laws and regulations relating to, among other matters, air emissions, wastewater discharges, past and present landfill operations and hazardous waste management. See Note 9 - Environmental and Safety Matters in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q for a discussion of these matters.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 - New Accounting Pronouncements in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q for a discussion of these matters.

LONG-TERM CONTRACTS

See Note 10 - Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q for a discussion of certain long-term contracts.

YEAR 2000

In fiscal year 1996 the Company commenced its Year 2000 project to remediate the cross-century date processing problem within the Company's computer systems including business information systems, manufacturing execution systems, production control systems, and data communications infrastructure. The Company contracted with a national consulting firm specializing in Year 2000 initiatives. This consulting firm employed its Year 2000 compliance methodology as well as specialized project management and technical staff to advise and assist in the conduct of the Company's Year 2000 project.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                          FORM 10-Q, DECEMBER 29, 1999

Compliance strategies employed by the Year 2000 project team included: system remediation (Year 2000 readiness modifications), system retirement, and system replacement. This included the replacement of a significant number of legacy business systems with the implementation of a company-wide integrated application system ("the integrated system"). Compliance strategies also included assessing the Year 2000 readiness of critical vendors and customers.

The Company utilized a "Day Zero" contingency plan, which provided for an enterprise communications center to be active during the New Year transition period of December 31, 1999 through January 4, 2000. The purpose of this center was to enable the Company to address effectively any internal or external Year 2000 impact scenarios.

The Company's business information systems, manufacturing execution systems, production control systems, and data communications infrastructure were not adversely effected on the January 1, 2000 transition and continue to operate as intended. The Company has also not experienced any significant delays in conducting business with its critical vendors or customers. The Company is aware that certain problems may arise periodically throughout the year relating to the Year 2000, but it is expected that they would be inconsequential.

For those systems not replaced by the implementation of the integrated system, the cost of the Year 2000 project aggregated approximately $13.9 million which included $12.6 million for remediation services by third party consultants and $1.3 million for new hardware and software. Future costs with respect to Year 2000 are not expected to be material.

CONSIDERATIONS RELATING TO HOLDINGS' CASH OBLIGATIONS

The Company expects that it may make certain cash payments to Holdings or other affiliates during fiscal 2000 to the extent cash is available and to the extent it is permitted to do so under the terms of the Credit Agreement, the Indentures relating to the Notes and Exchange Debentures. Such payments may include, among other things, (i) amounts under a tax sharing agreement between the Company and Holdings necessary to enable Holdings to pay the Company's taxes, (ii) an administrative fee to Holdings and amounts to cover specified costs and expenses of Holdings, (iii) an annual advisory fee for management advisory services to Sappi and/or its affiliates, the cash payment of which is limited to $1.0 million in any one year and (iv) any dividends that might be paid to Sappi. The accompanying condensed consolidated balance sheets at December 29, 1999 and September 29, 1999, respectively, include an accrual of $2.3 million and $6.3 million relating to the annual advisory fee, the payment of which is subject to the above mentioned limitations under the terms of its current financial instruments.

Because Holdings has no material assets other than the outstanding common stock of SFPNA (all of which is pledged to the lenders under the Company's Credit Agreement) and all of the operations of Holdings (other than the management of its investment in SFPNA) are currently conducted through SFPNA and its subsidiaries, Holdings' ability to meet its cash obligations is dependent upon the earnings of SFPNA and its subsidiaries and the distribution or other provision of those earnings to Holdings. Holdings has no material indebtedness outstanding (other than advances that may be owed from time to time to SFPNA and guarantees in respect of indebtedness of SFPNA and its subsidiaries). Holdings does, however, have various obligations with respect to its equity securities (including in respect of registration rights granted by Holdings) that have required and are likely to continue to require cash expenditures by

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                          FORM 10-Q, DECEMBER 29, 1999

Holdings. The Company believes that the Credit Agreement, the Indenture relating to the Notes and the Exchange Debentures permit SFPNA to pay a dividend or otherwise provide funds to Holdings to enable Holdings to meet its known cash obligations for the foreseeable future, provided that SFPNA meets certain conditions. Among such conditions are that SFPNA maintain specified financial ratios and comply with certain financial tests.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                          FORM 10-Q, DECEMBER 29, 1999

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

The Company's Credit Facility bears interest at rates which fluctuate with changes in the Eurodollar rate. The majority of the Company's long-term debt, approximately $476.2 million at December 29, 1999, is at fixed interest rates. The Company's interest expense on its Credit Facility and the fair value of its fixed long-term debt is sensitive to changes in market interest rates. The effect of a 10% adverse change in market interest rates on the Company's interest expense and the fair value of its long-term debt and interest rate swap would not be materially different than that disclosed in the Company's Annual Report on Form 10-K for the year ended September 29, 1999.

During the three months ended December 29, 1999, the Company did not engage in foreign currency hedging activities. The currency exchange impact from the Company's transactions with its affiliates was immaterial.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                          FORM 10-Q, DECEMBER 29, 1999

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

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                          FORM 10-Q, DECEMBER 29, 1999

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     S.D. Warren Company

Date: February 2, 2000               BY:  /s/ TREVOR LARKAN
                                     -------------------------------
                                     Trevor Larkan
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)