Form 10-Q
period 2000-03-29
WARREN S D CO /PA/
filed 2000-05-11
CIK 935704

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, MARCH 29, 2000

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        FORM 10-Q FINANCIAL INFORMATION*

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 29, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No / / Not Applicable /X*/


--------------------------------------------------------------------------------
*This report is being voluntarily filed with the Securities and Exchange Commission (the "Commission") pursuant to the registrant's contractual obligations to file with the Commission all financial information that would be required to be filed on a Form 10-Q. The registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                           FORM 10-Q, MARCH 29, 2000


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

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                           FORM 10-Q, MARCH 29, 2000

                                TABLE OF CONTENTS

                                                                                                             PAGE NO.
PART I - FINANCIAL INFORMATION

   ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      Condensed Consolidated Statements of Operations for the three and six months ended March 31, 1999 and March 29, 2000 ..........................................................4, 5

      Condensed Consolidated Balance Sheets at September 29, 1999 and March 29, 2000..............................6

      Condensed Consolidated Statements of Cash Flows for the six months ended
      March 31, 1999 and March 29, 2000...........................................................................7

      Notes to Unaudited Condensed Consolidated Financial Statements..............................................8

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.................16

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................................23


PART II - OTHER INFORMATION

      Item 1.  Legal Proceedings.................................................................................24

      Item 2.  Changes in Securities.............................................................................24

      Item 3.  Default upon Senior Securities....................................................................24

      Item 4.  Submission of Matters to a Vote of Security Holders...............................................24

      Item 5.  Other Information.................................................................................24

      Item 6.  Exhibits and Reports on Form 8-K..................................................................24

   SIGNATURE.....................................................................................................25

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN MILLIONS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                 THREE MONTHS      THREE MONTHS
                                                                    ENDED            ENDED
                                                                 MARCH 31, 1999   MARCH 29, 2000
                                                                ---------------  ---------------
Net sales ...................................................      $ 354.7             $ 387.3
Cost of goods sold ..........................................        284.2               303.3
                                                                  ---------        ------------
Gross profit ................................................         70.5                84.0
Selling, general and administrative expense .................         38.0                39.0
                                                                  ---------      --------------
Income from operations ......................................         32.5                45.0
Other income, net ...........................................          3.0                 2.1
Interest expense ............................................         13.6                15.9
                                                                  ---------        ------------
Income before income taxes and extraordinary items ..........         21.9                31.2
Income tax expense ..........................................          9.1                12.4
                                                                  ---------        ------------
Income before extraordinary items ...........................         12.8                18.8
Extraordinary items, net of tax .............................         (1.4)              (10.6)
                                                                  ---------        ------------
Net income ..................................................         11.4                 8.2
Dividends and accretion on S.D. Warren Series B
  preferred stock ...........................................          4.7                  --
                                                                  ---------        ------------
Net income applicable to common stockholder .................        $ 6.7               $ 8.2
                                                                  =========        ============
Earnings per common share:
     Income before extraordinary items applicable to
        common stockholder ..................................       $ 0.08              $ 0.19
                                                                  =========        ============
     Net income applicable to common stockholder ............       $ 0.07              $ 0.08
                                                                  =========        ============
Weighted average number of shares outstanding ...............          100                 100
                                                                  =========        ============


See accompanying notes to unaudited condensed consolidated financial statements.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN MILLIONS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                   SIX MONTHS          SIX MONTHS
                                                                      ENDED               ENDED
                                                                  MARCH 31, 1999      MARCH 29, 2000
                                                                -----------------   ------------------
Sales .....................................................            $688.1             $749.1
Cost of goods sold ........................................             544.7              590.5
                                                                    ----------        -----------
Gross profit ..............................................             143.4              158.6
Selling, general and administrative expense ...............              73.1               77.2
Restructuring .............................................               3.7                 --
                                                                    ----------        -----------
Income from operations ....................................              66.6               81.4
Gain on sale of timberlands ...............................              75.4                 --
Other income, net .........................................               5.1                4.0
Interest expense ..........................................              27.9               32.2
                                                                    ----------        -----------
Income before income taxes and extraordinary items ........             119.2               53.2
Income tax expense ........................................              49.6               21.2
                                                                    ----------        -----------
Income before extraordinary items .........................              69.6               32.0
Extraordinary items, net of tax ...........................              (3.0)             (10.6)
                                                                    ----------        -----------
Net income ................................................              66.6               21.4
Dividends and accretion on S.D. Warren Series B
  preferred stock .........................................               9.3                 --
                                                                    ----------        -----------
Net income applicable to common stockholder ...............             $57.3              $21.4
                                                                    ==========        ===========
Earnings per common share:
     Income before extraordinary items applicable to
        common stockholder ................................             $0.60              $0.32
                                                                    ==========        ===========
     Net income applicable to common stockholder ..........             $0.57              $0.21
                                                                    ==========        ===========
Weighted average number of shares outstanding .............               100                100
                                                                    ==========        ===========


See accompanying notes to unaudited condensed consolidated financial statements.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)

                                                                          SEPTEMBER 29,               MARCH 29,
                                                                             1999                       2000
                                                                                                     (unaudited)
                                                                        ---------------            -------------
                             ASSETS
   Current Assets:
         Cash and cash equivalents ................................              $ 73.8                  $ 67.3
         Trade accounts receivable, net ...........................                59.4                    55.1
         Other receivables ........................................                18.0                    10.3
         Inventories, net .........................................               173.4                   204.9
         Deferred income taxes ....................................                20.4                    20.4
         Other current assets .....................................                24.2                    15.1
                                                                            ------------           -------------
              Total current assets ................................               369.2                   373.1
Plant assets, net .................................................               974.1                   956.6
Goodwill, net .....................................................                79.0                    77.0
Deferred financing fees, net ......................................                22.6                    14.1
Other assets, net .................................................                38.6                    34.0
                                                                            ------------           -------------
               Total assets .......................................           $ 1,483.5               $ 1,454.8
                                                                            ============           =============
                      LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
         Current maturities of long-term debt .....................               $ 8.4                   $ 8.4
         Accounts payable .........................................               155.8                   153.1
         Accrued and other current liabilities ....................               102.9                    98.5
                                                                            ------------           ------------
               Total current liabilities ..........................               267.1                   260.0
                                                                            ------------           -------------
Long-term debt:
         Term loans ...............................................                82.4                   273.2
         Senior subordinated notes ................................               232.4                       -
         Exchange debentures ......................................               133.1                   133.5
         Revenue bonds ............................................               110.5                   110.5
                                                                            ------------          --------------
               Total long-term debt ...............................               558.4                   517.2
Deferred income taxes .............................................               113.9                   112.6
Other liabilities .................................................               118.1                   117.6
                                                                            ------------          --------------
               Total liabilities ..................................             1,057.5                 1,007.4
                                                                            ------------          --------------
Commitments and contingencies (Notes 9 and 10) Stockholder's equity:
         Common stock ($.01 par value; 1,000 shares authorized;
         100 shares issued and outstanding) .......................                  --                      --
         Capital in excess of par value ...........................               321.4                   321.4
         Retained earnings ........................................               104.6                   126.0
                                                                            ------------          --------------
               Total stockholder's equity .........................               426.0                   447.4
                                                                            ------------          --------------
               Total liabilities and stockholder's equity .........           $ 1,483.5               $ 1,454.8
                                                                            ============          ==============

See accompanying notes to unaudited condensed consolidated financial statements.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN MILLIONS, UNAUDITED)

                                                                                             SIX MONTHS ENDED
                                                                                -------------------------------------------
                                                                                    MARCH 31,             MARCH 29,
                                                                                     1999                   2000
                                                                                --------------------  ---------------------
Cash Flows from Operating Activities:
       Net income .......................................................       $      66.6                 $ 21.4
       Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization ...............................              44.0                   48.9
            Deferred income taxes .......................................              23.4                   (1.3)
            Non-cash extraordinary items ................................               5.2                    6.8
            Gain on sale of timberlands .................................             (75.4)                    --
            Other .......................................................               0.2                     --
       Changes in assets and liabilities:
               Trade and other accounts receivable, net .................             (12.1)                  12.0
               Inventories, net .........................................             (31.2)                 (31.6)
               Accounts payable, accrued and other current liabilities ..              16.8                   (7.1)
               Other assets and liabilities .............................               4.5                   12.4
                                                                                ------------          -------------
                  Net cash provided by operating activities .............              42.0                   61.5
                                                                                ------------          -------------
Cash Flows from Investing Activities:
       Investment in plant assets .......................................             (51.7)                 (27.1)
       Proceeds from sale of timberlands ................................               3.3                     --
       Other investing activities .......................................              (4.6)                    --
                                                                                ------------          -------------
                  Net cash used in investing activities .................             (53.0)                 (27.1)
                                                                                ------------          -------------
Cash Flows from Financing Activities:
       Monetization of note receivable ..................................             156.0                     --
       Proceeds from short term borrowings ..............................              54.5                     --
       Proceeds from long term borrowings ...............................                --                  213.8
       Repayments of long-term debt, including premiums paid ............            (159.5)                (254.4)
       Dividends paid to parent .........................................             (15.0)                    --
       Other financing activities .......................................              (0.7)                  (0.3)
                                                                                ------------          -------------
            Net cash  provided by (used in) financing activities ........              35.3                  (40.9)
                                                                                ------------          -------------
Net change in cash and cash equivalents .................................              24.3                   (6.5)
                                                                                ------------          -------------
Cash and cash equivalents:
       Beginning of period ..............................................              34.7                   73.8
                                                                                ------------          -------------
       End of period ....................................................            $ 59.0                 $ 67.3
                                                                                ============          =============
Supplemental Cash Flow Information:
       Cash paid during the period for:
             Interest ...................................................            $ 30.8                 $ 28.0
                                                                                ============          =============
             Income taxes ...............................................            $ 23.4                  $ 0.3
                                                                                ============          =============

See accompanying notes to unaudited condensed consolidated financial statements.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                           FORM 10-Q, MARCH 29, 2000

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

CONTROL BY SAPPI

The Company is a wholly owned subsidiary of Holdings. On March 30, 2000, Sappi acquired through an indirect wholly-owned subsidiary the 24.93% equity interest in Holdings previously held by Heritage Springer Limited, a British Virgin Islands company. Sappi now indirectly owns 100% of the issued and outstanding common stock of Holdings.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                           FORM 10-Q, MARCH 29, 2000

UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company's financial position and results of operations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 1999. The unaudited condensed consolidated results of operations for the three and six months ended March 29, 2000 are not necessarily indicative of results that could be expected for a full year.

NOTE 2. ACCOUNTING PRONOUNCEMENTS

During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 was required to be implemented in fiscal year 2000. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133." SFAS No. 137 delayed the original implementation date of SFAS No. 133 by one year. This will require that the company implement this statement in the first quarter of fiscal year 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The Company is currently evaluating the impact of SFAS No. 133 and has not yet determined its effect on the Company's consolidated financial statements.

NOTE 3.  RELATED PARTY TRANSACTIONS

SFPNA sells products to certain Sappi subsidiaries (Sappi Europe, Sappi UK, Sappi South Africa, Specialty Pulp Services, and U.S. Paper). These subsidiaries then resell SFPNA's products to external customers at market prices and remit the proceeds from such sales to SFPNA, net of a 5% sales commission. Net of commissions, SFPNA shipped $33.3 million and $68.0 million to certain Sappi subsidiaries for the three and six months ended March 29, 2000, respectively. For the same periods in the prior fiscal year, SFPNA shipped $33.5 million and $60.0 million net of commissions, to these Sappi subsidiaries, respectively. At March 29, 2000 and September 29, 1999, approximately 20% and 19%, respectively, of the Company's gross trade receivables (including those receivables which were securitized and sold) were due from Sappi affiliates.

SFPNA also purchases products from certain affiliates (Sappi UK, Hannover Papier, and beginning in the fourth quarter of fiscal 1998, KNP Leykam) for sale to SFPNA's North American customers. SFPNA resells these products at market prices and remits the proceeds, net of a 5% sales commission, to the Sappi affiliates. Net of commissions, SFPNA imported approximately $25.6 million and $48.9 million of products from these Sappi affiliates for the three and six months ended March 29, 2000 and $20.6 million and $35.6 million for the three and six months ended March 31, 1999, respectively. At March 29, 2000 and September 29, 1999, approximately 18% and 25% respectively, of the Company's gross trade payables were due from Sappi affiliates.

In addition to the above, the Company has contracted through a management services agreement with Sappi Fine Paper Plc ("SFP") to provide management advisory services. The aggregate fee paid by the Company is limited to an annual amount of $1.0 million. The aggregate fees charged to the Company by SFP were $2.3 million and $4.6 million for the three and six months ended March 29, 2000, respectively, and $1.8 million and $3.6 million for the three and six months ended March 31, 1999, respectively. The

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                           FORM 10-Q, MARCH 29, 2000

accompanying balance sheets at March 29, 2000 and September 29, 1999 include accrued management advisory service fees of $10.3 million and $6.3 million, respectively.

On March 29, 1999, the Company paid a $15.0 million cash dividend to its parent Holdings. In turn, Holdings advanced $15.0 million to an affiliate of Sappi in the form of a promissory note due April 2002. In March 2000, the Sappi affiliate repaid the promissory note in full.

NOTE 4. INVENTORIES, NET (IN MILLIONS)

                                            SEPTEMBER 29, 1999    MARCH 29, 2000
                                            ------------------    --------------
Finished products ......................      $81.7                  $108.1
Work in process ........................       27.8                    31.6
Pulp, logs and pulpwood ................       28.1                    27.2
Maintenance parts and other supplies ...       35.8                    38.0
                                             ------                 -------
                                             $173.4                  $204.9
                                             ======                 =======

NOTE 5.  LONG-TERM DEBT

The current portion of long-term debt of $8.4 million consists primarily of bank term loan principal payments scheduled for September 2000.

During the six months ended March 31, 1999, the Company purchased $50.6 million face value of its 12% Senior Subordinated Notes (the "Notes"). The Note purchase transactions were settled for $55.0 million of cash. The premium paid of $4.4 million to purchase the Notes, together with the related accelerated amortization of $0.7 million of deferred financing fees resulted in an extraordinary loss of $3.0 million (net of a $2.1 million tax benefit). This extraordinary loss was recorded in the six months ended March 31, 1999.

On March 23, 2000, the Company purchased $232.4 million face value of the "Notes", the balance of the obligation. The transaction was financed by increasing the indebtedness under the revolver portion of its credit facility by $195.0 million, increasing its accounts receivable securitization by $15.0 million, and utilizing $40.0 million of cash. The premium paid of $10.5 million to purchase the Notes, together with the accelerated amortization of deferred financing fees and other costs of $7.0 million, resulted in an aggregate extraordinary loss of $10.6 million (net of $6.9 million tax benefit).

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

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                           FORM 10-Q, MARCH 29, 2000

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

On January 21, 1999, the Notes Receivable were contributed to a wholly owned bankruptcy remote subsidiary, SDW Timber III LLC ("SDW III"). On February 12, 1999, SDW III issued an aggregate of $156.0 million of SDW III Notes Payable using the Notes Receivable as a pledge of security. The SDW III Notes Payable mature in three installments ranging from 8 to 12 years and bear interest payable semi-annually at rates ranging from 7.16% to 7.36% per annum. The earnings of SDW III of $0.4 million and $0.8 million which consist of interest income earned on the Notes Receivable, net of interest expense incurred on the SDW III Notes Payable, are included in other income in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended March 29, 2000, respectively. The Company's investment in the undivided interest in SDW III of approximately $23.6 million and $25.2 million is included in other noncurrent assets in the accompanying unaudited condensed consolidated balance sheets as of March 29, 2000 and September 29, 1999, respectively.

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

On April 13, 1999, the Company announced the closures at its facility in Westbrook, Maine of both the pulp mill and a paper machine, which made coated base paper. Approximately 315 employees, both salaried and hourly, have been affected by the closures, or approximately 48% of the then remaining Westbrook mill workforce. The Company recorded a pre-tax charge of approximately $35.9 million during fiscal year 1999. The restructuring costs associated with the above closures include $20.3 million of non-cash expenses relating to fixed asset write-offs and $15.6 million of accruals of one-time cash costs, primarily associated with the termination of employees. Of this restructuring charge, $34.8 million had been utilized as of September 29, 1999 and $1.1 million was utilized during the three months ended December 29, 1999.

NOTE 8. FORCE MAJEURE EVENT

On November 2, 1999, a paper machine malfunction caused a fire at the Muskegon, Michigan mill. The fire resulted in the temporary closure of the mill, but operations were restored at the mill, excluding the affected paper machine, within 24 hours of the incident. The Company commenced producing paper on the affected paper machine during the second week of December 1999. Total losses are not expected to exceed the Company's insurance coverage limits, net of deductibles, which include both business interruption and property loss coverage. During the six months ended March 29, 2000, the Company

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                           FORM 10-Q, MARCH 29, 2000

recorded a receivable from its insurance company for property damage of approximately $25.4 million, of which $17.0 million has been collected as of March 29, 2000. In addition, the Company has recorded a $4.0 million recovery representing a payment received for a portion of the business interruption claim submitted for the disruption caused by damages incurred with respect to the Muskegon fire.

NOTE 9.  ENVIRONMENTAL AND SAFETY MATTERS

The Company is subject to a wide variety of environmental laws and regulations relating to, among other matters, air emissions, wastewater discharges, past and present landfill operations, and hazardous waste management. These laws include the Federal Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and their respective state counterparts. The Company will continue to incur significant capital and operating expenditures to maintain compliance with applicable federal and state environmental laws. These expenditures include costs of compliance with federal worker safety laws, landfill expansions and wastewater treatment system upgrades.

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

In April 1998, the EPA issued final regulations that impose new air and water quality standards aimed at further reductions of pollutants from pulp and paper mills, particularly those conducting bleaching operations (generally referred to as the "cluster rules"). Compliance with the cluster rules will be required beginning in 2001 for the Somerset, Maine and Muskegon, Michigan mills. The Company believes that future environmental compliance expenditures, the bulk of which are for the cluster rules compliance, will require aggregate capital expenditures of approximately $55.0 million to $75.0 million through 2001. Approximately $25.0 million has already been incurred, primarily for required improvements at the Somerset mill, which has installed elemental chlorine free
(ECF) technology and is in compliance with the effluent guidelines of the cluster rules.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                           FORM 10-Q, MARCH 29, 2000

The Company believes that none of these matters, individually or in the aggregate, is expected to have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

In connection with the acquisition of the Company from Scott Paper ("Scott"), the Company entered into long-term (25 years initially, subject to mill closures and certain FORCE MAJEURE events) agreements with Scott (now Kimberly-Clark) for the supply of pulp and water and the treatment of effluent at the Mobile mill. Under the pulp supply agreement, wood pulp was supplied generally at market prices which were discounted due to the elimination of freight costs associated with delivering pulp to the Company's Mobile mill. On May 4, 1998, the Company announced an agreement with Kimberly-Clark to terminate the long-term pulp supply contract effective September 1, 1999. The cancellation of the pulp contract did not materially impact the Company's earnings for the three and six months ended March 29, 2000. Prices for other services to be provided by Kimberly-Clark are generally based upon cost.

The Company has a long-term agreement (the "Energy Agreement") with Mobile Energy Services Corporation ("MESC") to buy electric power and steam for the Mobile paper mill at rates generally comparable to market tariffs, including fuel cost and capital recovery components. Kimberly-Clark has closed their pulp mill at the Mobile site effective September 1999. The closure of the Kimberly-Clark pulp mill may result in a MESC default under certain bond indentures. On January 24, 2000, the bankruptcy court granted motions filed by MESC, its bondholders and others to proceed with the development of a new cogeneration facility at the Mobile, Alabama site. The Company is currently evaluating the impact on continued MESC operations of both the closure of the Kimberly-Clark pulp mill and MESC's proposed cogeneration facility. Loss of biomass and black liquor fuels historically provided to MESC by the pulp mill could have an adverse impact on the Company's energy rates in Mobile.

A substantial majority of the Company's electricity requirements are satisfied through its own generation or cogeneration agreements. The Company's power requirements at its Somerset mill are currently satisfied through a cogeneration agreement whereby the mill cogenerates electricity and sells the output to Central Maine Power ("CMP") at market rates. The CMP agreement relating to the Somerset mill historically also provided, but did not require, that the mill purchase electricity from CMP at the same rate. The Somerset agreement expires in the year 2012. Commencing March 1, 2000, as a result of deregulation of the Maine power industry, CMP was no longer permitted to sell power to its customers. Accordingly, SFPNA has entered into a new one-year agreement with a third party to purchase all of Somerset's power needs through March 23, 2001. The Company is currently evaluating the impact of deregulation on its energy rates at Somerset. The Company also has a one year agreement expiring March 21, 2001 with the same third party pursuant to which the Westbrook mill cogenerates electricity and sells any excess output not used by the mill to the third party. In connection with the acquisition of the Company from Scott, the Company established a deferred asset and deferred liability of approximately $32.3 million and $15.0 million, respectively, to reflect the fair value of the CMP agreements in place at such date. The deferred asset became fully amortized as of fiscal year 1997. The deferred liability is being amortized over eleven years with amortization beginning in fiscal year 1998. Accordingly, $0.3 million and $0.7 million of the deferred liability was amortized during the three and six months ended March 29, 2000, respectively. For the same periods the prior year, $0.3 million and $0.7million of the deferred liability was amortized, respectively. The unamortized deferred liability of approximately $10.9 million and $10.2 million (net of current portions of $1.4 million) at September 29, 1999 and March 29, 2000, respectively, is included in other liabilities in the accompanying consolidated balance sheets. Power sales revenue is recognized by the Company at the time that power is provided to or used by CMP based on fixed rates per kilowatt-hour in the case of the Westbrook agreement and variable rates per kilowatt-hour in the case of the Somerset agreement.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                           FORM 10-Q, MARCH 29, 2000

The Company has a Supply Agreement with Plum Creek, with an initial term of 25 years and with three five-year renewal options. Under the supply agreement, the Company will purchase hardwood pulpwood at an annual minimum of 300,000 to 375,000 tons, or approximately 13% of the Company's annual requirements, at market prices.

In April 2000, the Lemelson Medical, Educational and Research Foundation, Limited Partnership ("Lemelson") filed a lawsuit against Sappi and over 70 other companies in the United States Court for the District of Arizona. The lawsuite alleges that the defendants have infringed upon various machine vision and automatic identification patents held by Lemelson. Lemelson seeks to enjoin the defendants from further alleged acts of infringement and to collect unspecified damages. As of the date of this filing, Sappi has not been served with a summons with respect to this lawsuit. Lemelson has offered to license the patents alleged to be infringed to the defendants, and based on the Company's understanding of the terms that Lemelson has made available to other licensees, the Company believes that obtaining the same or similar terms would not haave a material adverse effect upon the Company's operating results or financial condition. Sappi has not yet determined whether, if a summons is served, it would defend the claim or whether it would seek such a license. However there can be no assurance either that, if sought, Sappi would be offered similar terms to those made available to other licensees, or that, if defended, this matter will not have a material adverse effect on the Company's operating results or financial position.

In April 2000, 18 individuals filed a lawsuit against the Company, Kimberly-Clark and several other defendants in Somerset County Court, Maine. The plaintiffs allege that they suffered personal injury as a result of hazardous waste from various sources which was allegedly transported to and stored at a local landfill during the period from 1976 through 1986. In terms of Sappi's purchase of the Company from Scott Paper Company in 1994, the Company is indemnified for monitoring, clean-up and any other costs relating to or arising out of the affected landfill. While the Company does not believe that the lawsuit will have a material adverse effect on its operating results or financial position, including because of the possibility that the company is indemnified for this matter, there can be no assurance that this will be the case.

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

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                           FORM 10-Q, MARCH 29, 2000

NOTE 11. SEGMENTS AND OTHER RELATED INFORMATION

The Company reports segment and other information in accordance with SFAS No. 131, "Disclosures about Segment of an Enterprise and Related Information", which requires disclosure of segmented information about the Company's operations based upon how management oversees and evaluates the results of such operations. The Company's segments have been aggregated into a single reportable segment, as permitted under SFAS No. 131, since they have similar economic characteristics, products, production processes, types of customers and distribution methods.

Net sales information by the Company's product groups is as follows (in millions):


                                                THREE MONTHS ENDED                                    SIX MONTHS ENDED
                                     ---------------------------------------------       ----------------------------------------
                                          MARCH 31,                MARCH 29,                MARCH 31,              MARCH 29,
                                            1999                     2000                      1999                  2000
                                     --------------------     --------------------       -----------------     ------------------
           Coated Papers ..........      $     258.5              $     276.8                $     502.1           $     545.2
           Uncoated Papers ........             63.8                     68.5                      121.3                 126.3
           Specialty Papers and
             Other ................             32.4                     42.0                       64.7                  77.6
                                     ====================     ====================       =================     ==================
                Total .............      $     354.7              $     387.3                $     688.1           $     749.1
                                     ====================     ====================       =================     ==================

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                           FORM 10-Q, MARCH 29, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SAPPI REORGANIZATION

On April 27, 1998, Sappi Limited ("Sappi") announced the business integration of S.D. Warren and its subsidiaries, doing business as Sappi Fine Paper North America ("SFPNA") and Sappi's four international fine paper operations (KNP Leykam, Hannover Papier, Sappi UK's Blackburn mill and Sappi Fine Paper in South Africa) to create Sappi Fine Paper plc. The Sappi Fine Paper Division has established a corporate head office in London. The purpose of the reorganization is to focus on Sappi's main business sectors fine paper and forest products. S.D. Warren products are now being marketed under the name Sappi Fine Paper North America. The legal entities of Holdings, S.D. Warren and S.D. Warren's subsidiaries continue to remain in existence.

MARKET OVERVIEW

The market for coated paper has historically experienced price fluctuations driven by global supply/demand imbalances, inventory shifts and the availability and relative pricing of imported products. Coated freesheet industry volume in the United States increased during the first half of the fiscal year versus the same period in the prior year. In line with the industry, the company volume for the six months ended March 29, 2000, increased by 26% compared to the prior year. Increased coated wood free imports, together with enhanced domestic production output levels have over the past one to two years played a key role in placing downward pressure on coated wood free industry pricing. Overall Company pricing has generally followed industry pricing. Based on increased demand from the magazine publishing, catalogue publishing, and commercial printing markets, the Company announced price increases on most coated wood free grades in December 1999.

Uncoated and technical papers experienced a 5% decline in volume over the prior year. After adjusting for the business exited, due to the restructuring at the Westbrook mill, this segment reported a decrease of 2% in volume while still showing improvements in sales mix of higher margin products. The Company has realized an increase in prices due to improved market conditions and product mix.

The Company's specialty papers experienced modest volume growth during the three months ended March 29, 2000. Economic improvements in Europe and South America contributed to a 5% volume gain over last quarter in both our high end and commodity product lines.

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

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                           FORM 10-Q, MARCH 29, 2000

THREE MONTHS ENDED MARCH 29, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

NET SALES

Net Sales for the three months ended March 29, 2000 were $387.3 million compared to $354.7 million for the three months ended March 31, 1999, an increase of $32.6 million or 9.2%. The increase was primarily due to a 12,000 ton or a 3.5% increase in paper shipment volume, attributable to improved productivity and additional import sales, as well as a price increase put into effect in December 1999 on most coated wood free products.

COST OF GOODS SOLD

Cost of goods sold for the three months ended March 29, 2000 was $303.3 million compared to $284.2 million for the three months ended March 31, 1999. Cost of goods sold on a per paper ton basis increased to $798 per ton for the three months ended March 29, 2000 from $791 per ton for the corresponding prior year quarter. The increase was primarily due to higher pulp and energy costs.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense totaled $39.0 million for the three months ended March 29, 2000 compared to $38.0 million for the three months ended March 31, 1999. The increase over the prior years quarter results from depreciation associated with the recently installed integrated information system.

OTHER INCOME, NET

Other income, net includes interest income of $1.6 million and $2.2 million for the three months ended March 29, 2000 and March 31, 1999, respectively. Of the $2.1 million for the three months ended March 29, 2000, $0.4 million represented interest earned on the Notes Receivable received in exchange for the

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                           FORM 10-Q, MARCH 29, 2000

sale of the Company's timberlands (net of interest expense accrued on the SDW Timber III Notes Payable).

EXTRAORDINARY ITEM

The premium paid of $10.5 million in connection with the purchase of $232.4 million face value of the Company's Senior Subordinated Notes (the "Notes"), together with the related $7.0 million of accelerated amortization of deferred financing fees and other costs resulted in an extraordinary loss of $10.6 million (net of $6.9 million of tax benefits) in the three months ended March 29, 2000.

INTEREST EXPENSE AND TAXES

Interest expense for the three months ended March 29, 2000 was $15.9 million compared to $13.6 million for the three months ended March 31, 1999. Interest expense adjusted for $5.0 million of interest related to the 14% Subordinated Exchange Debentures issued on June 15, 1999, was approximately $10.9 million for the three months ended March 29, 2000, compared to $13.6 million for the three months ended March 31, 1999, primarily due to lower levels of outstanding debt in the current year. Interest expense includes the amortization of deferred financing fees, but excludes write-offs due to accelerated reductions in related financing.

For the three months ended March 29, 2000, income tax expense was $12.4 million, compared to $9.1 million for the three months ended March 31, 1999. The current quarter's tax expense is shown net of a $6.9 million tax benefit relating to the extraordinary loss on the early redemption of the Notes, as compared with a benefit of $1.4 million relating to the comparative quarter's early redemption of Notes.

SIX MONTHS ENDED MARCH 31, 1999 COMPARED TO THE SIX MONTHS ENDED APRIL 1, 1998

NET SALES

Net Sales for the six months ended March 29, 2000 were $749.1 million compared to $688.1 million for the six months ended March 31, 1999, an increase of $61.0 million or 8.9%. The increase was primarily due to a 46,000 ton or a 7% increase in paper shipment volume, attributable to improved productivity and additional import sales, as well as a price increase in December 1999 on most coated wood free products.

COST OF GOODS SOLD

Cost of goods sold for the six months ended March 29, 2000 was $590.5 million compared to $544.7 million for the six months ended March 31, 1999. Cost of goods sold for the six months ended March 29, 2000 is net of a $4.0 million business interruption insurance claim recovery (see Note 8 ). Including this insurance recovery, cost of goods sold on a per paper ton basis increased to $790 per ton for the six months ended March 29, 2000 from $787 per ton for the corresponding prior year period. The increase was primarily due to higher pulp and energy costs.

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

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                           FORM 10-Q, MARCH 29, 2000

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense totaled $77.2 million for the six months ended March 29, 2000 compared to $73.1 million for the six months ended March 31, 1999. The increase over the prior years quarter results from depreciation associated with the recently installed integrated information system.

OTHER INCOME, NET

Other income, net includes interest income of $3.1 million and $4.3 million for the six months ended March 29, 2000 and March 31, 1999, respectively. Of the $4.0 million for the six months ended March 29, 2000, $0.8 million represented interest earned on the Notes Receivable received in exchange for the sale of the Company's timberlands (net of interest expense accrued on the SDW Timber III Notes Payable).

EXTRAORDINARY ITEM

The premium paid of $10.5 million in connection with the purchase of $232.4 million face value of the Company's Senior Subordinated Notes (the "Notes"), together with the related $7.0 million of accelerated amortization of deferred financing fees and other costs, resulted in an extraordinary loss of $10.6 million (net of $6.9 million of tax benefits) in the six months ended March 29, 2000.

INTEREST EXPENSE AND TAXES

Interest expense for the six months ended March 29, 2000 was $32.2 million compared to $27.9 million for the six months ended March 31, 1999. Interest expense adjusted for $10.1 million of interest related to the 14% Subordinated Exchange Debentures issued on June 15, 1999, was approximately $22.1 million for the six months ended March 29, 2000, compared to $27.9 million for the six months ended March 31, 1999. The decrease was primarily due to lower levels of outstanding debt in the current year. Interest expense includes the amortization of deferred financing fees, but excludes write-offs due to accelerated reductions in related financing.

For the six months ended March 29, 2000, income tax expense was $21.2 million, compared to $49.6 million for the six months ended March 31, 1999. The current period's tax expense is shown net of a $6.9 million tax benefit relating to the extraordinary loss on the early redemption of the Notes, as compared with a benefit of $2.1 million relating to the comparative period's early redemption of Notes.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                           FORM 10-Q, MARCH 29, 2000

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $61.5 million for the six months ended March 29, 2000 compared to $42.0 million for the six months ended March 31, 1999. This increase of $19.5 million is due mainly to an increase in net income, after adjusting for the gain in the sale of the Timberlands in the comparative period.

The Company's operating working capital was $18.7 million at March 29, 2000 compared to a deficit of $7.9 million at September 29, 1999. Operating working capital is defined as trade accounts receivable, other receivables and inventories less accounts payable and accrued and other current liabilities. This increase resulted primarily from an increase in inventories during the six months ended March 29, 2000.

Capital expenditures for the six months ended March 29, 2000 were $27.1 million, down from $51.7 million for the six months ended March 31, 1999. The reduction from last year is due to completion of the Company's new sheeting and warehouse facility at the Muskegon, Michigan mill and completion of the first phase of the company-wide integrated application system implementation. Capital expenditures are projected to be approximately $110.0 million during fiscal year 2000. In addition, the Company believes that environmental compliance expenditures, the bulk of which are for cluster rules compliance, will approximate $55.0 million to $75.0 million through 2001, of which $25.0 million has already been incurred.

The Company believes that cash generated by operations and amounts available under its revolving credit facility will be sufficient to meet its ongoing operating and capital expenditure requirements for the remainder of the fiscal year.

Net cash used in financing activities for the six months ended March 29, 2000 was $40.9 million compared to $35.3 million cash provided for the corresponding period of the previous year. This decrease of $76.2 million is primarily associated with the redemption of the 12% Senior Subordinated Notes and the associated increase in other long-term debt.

LONG-TERM DEBT

At March 29, 2000, long-term debt, excluding current maturities, was $517.2 million compared to $558.4 million at September 29, 1999. At March 29, 2000, SFPNA had borrowings of $195.0 million outstanding under its revolving credit facility, resulting in an unused borrowing capacity of approximately $39.8 million, after giving effect to outstanding letters of credit of $15.2 million, which may be used to finance working capital needs. In addition, SFPNA had approximately $120.2 million of letters of credit outstanding under its letter of credit facility at March 29, 2000.

OTHER ITEMS

SALE OF TIMBERLANDS

See Note 6 to the Unaudited Condensed Consolidated Financial Statements - Sale of Timberlands

FORCE MAJEURE EVENT

See Note 8 to the Unaudited Condensed Consolidated Financial Statements - Force Majeure Event

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                           FORM 10-Q, MARCH 29, 2000

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

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 to the Unaudited Condensed Consolidated Financial Statements - New Accounting Pronouncements

LONG-TERM CONTRACTS

See Note 10 to the Unaudited Condensed Consolidated Financial Statements - Commitments and Contingencies

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

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                           FORM 10-Q, MARCH 29, 2000

CONSIDERATIONS RELATING TO HOLDINGS' CASH OBLIGATIONS

The Company expects that it may make certain cash payments to Holdings or other affiliates during fiscal 2000 to the extent cash is available and to the extent it is permitted to do so under the terms of the Credit Agreement, and the Indenture relating to the Exchange Debentures. Such payments may include, among other things, (i) amounts under a tax sharing agreement between the Company and Holdings necessary to enable Holdings to pay the Company's taxes, (ii) an administrative fee to Holdings and amounts to cover specified costs and expenses of Holdings, (iii) an annual advisory fee for management advisory services to Sappi and/or its affiliates, the cash payment of which is limited to $1.0 million in any one year and (iv) any dividends that might be paid to Sappi. The accompanying condensed consolidated balance sheets at March 29, 2000 and September 29, 1999, respectively, include an accrual of $10.3 million and $6.3 million relating to the annual advisory fee, the payment of which is subject to the above mentioned limitations under the terms of its current financial instruments.

Because Holdings has no material assets other than the outstanding common stock of SFPNA (all of which is pledged to the lenders under the Company's Credit Agreement) and all of the operations of Holdings (other than the management of its investment in SFPNA) are currently conducted through SFPNA and its subsidiaries, Holdings' ability to meet its cash obligations is dependent upon the earnings of SFPNA and its subsidiaries and the distribution or other provision of those earnings to Holdings. Holdings has no material indebtedness outstanding (other than advances that may be owed from time to time to SFPNA and guarantees in respect of indebtedness of SFPNA and its subsidiaries). Holdings does, however, have various obligations with respect to its equity securities (including in respect of registration rights granted by Holdings) that have required and are likely to continue to require cash expenditures by Holdings. The Company believes that the Credit Agreement and the Indenture relating to the Exchange Debentures permit SFPNA to pay a dividend or otherwise provide funds to Holdings to enable Holdings to meet its known cash obligations for the foreseeable future, provided that SFPNA meets certain conditions. Among such conditions are that SFPNA maintain specified financial ratios and comply with certain financial tests.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                           FORM 10-Q, MARCH 29, 2000

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

The Company's Credit Facility bears interest at rates which fluctuate with changes in the Eurodollar rate. The majority of the Company's long-term debt, approximately $249.9 million at March 29, 2000, is at fixed interest rates. The Company's interest expense on its Credit Facility and the fair value of its fixed long-term debt is sensitive to changes in market interest rates. The effect of a 10% adverse change in market interest rates on the Company's interest expense and the fair value of its long-term debt and interest rate swap would not be materially different than that disclosed in the Company's Annual Report on Form 10-K for the year ended September 29, 1999.

During the three and six months ended March 29, 2000, the Company did not engage in foreign currency hedging activities. The currency exchange impact from the Company's transactions with its affiliates was immaterial.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                           FORM 10-Q, MARCH 29, 2000

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

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                           FORM 10-Q, MARCH 29, 2000

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      S.D. Warren Company

Date: May 11, 2000                    By: /s/ MARK BECKER
                                      ------------------------------------------
                                      Mark Becker
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)