Form 10-K
period 2000-09-27
WARREN S D CO /PA/
filed 2000-12-11
CIK 935704

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------
                                    FORM 10-K
                             FINANCIAL INFORMATION*

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 27, 2000
(MARK ONE)*

   |_| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 27, 2000

   |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO __________________

                    COMMISSION FILE NUMBER - NOT APPLICABLE*

                               S.D. WARREN COMPANY
             (Exact name of registrant as specified in its charter)
                PENNSYLVANIA                             23-2366983
       (State or other jurisdiction of          (IRS Employer Identification
       incorporation or organization)                       No.)
       225 FRANKLIN STREET, BOSTON, MA                     02110
  (Address of principal executive offices)               (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (617) 423-7300

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |_|*  No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes |_|*  No |_|
The number of shares of Common Stock outstanding as of December 8, 2000 was 100 shares.


----------------------------------
* This report is being voluntarily filed with the Commission pursuant to the registrant's contractual obligations to file with the Commission all financial information that would be required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934. The registrant is not required to file reports pursuant to Section 13 and 15(d) of the Securities Exchange Act of 1934.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          Intentionally Omitted.  *


                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Intentionally Omitted.  *





------------------------------------
* This report is being voluntarily filed with the Commission pursuant to the registrant's contractual obligations to file with the Commission all financial information that would be required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934. The registrant is not required to file reports pursuant to Section 13 and 15(d) of the Securities Exchange Act of 1934.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth-selected consolidated statements of operations data, consolidated share data and consolidated balance sheet data for S.D.Warren and its subsidiaries (the "Company" or "Warren"). The selected financial data for the year ended October 2, 1996 (which includes 53 weeks) and the years ended October 1, 1997, September 30, 1998, September 29, 1999 and September 27, 2000 are derived from the audited consolidated financial statements of Warren. The following table should be read in conjunction with the consolidated financial statements and related footnotes included in Item 8 of this Form 10-K.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

                                  YEAR              YEAR              YEAR              YEAR             YEAR
                                 ENDED             ENDED             ENDED             ENDED             ENDED
                               OCTOBER 2,        OCTOBER 1,      SEPTEMBER 30,     SEPTEMBER 29,     SEPTEMBER 27,
                                  1996              1997              1998              1999             2000
                                  ----              ----              ----              ----             ----
                                                            (IN MILLIONS)
CONSOLIDATED STATEMENTS
OF OPERATIONS DATA:
    Net sales...........      $   1,441.6       $   1,405.6       $   1,458.9       $   1,424.7       $   1,557.7
    Gross profit........            255.0             290.2             340.5             294.0             330.4
    Selling, general and
      administrative
      expense...........            134.1             137.6             142.6             151.4             155.5
    Restructuring.......             --                10.0              --                39.6              --

    Income from
      operations........            120.9             142.6             197.9             103.0             174.9
    Gain on sale of
      pressure sensitive
      business..........             --                --                30.9              --                --
    Gain on sale of
      timberlands.......             --                --                --                75.4              --
    Other income
      (expense), net....             (0.1)              4.1               3.0               7.8               7.7
    Interest expense....            108.9              99.0              71.3              55.3              57.6
    Income tax expense                5.1              19.3              66.5              54.4              49.6
    Extraordinary items,
      net of tax........             (2.0)             --                (4.9)             (5.3)            (10.6)
    Net income..........              4.8              28.4              89.1              71.2              64.8
    Dividends and
      accretion on Warren
      Series B preferred
      stock.............             13.5              15.2              16.3              13.4              --
    Net income (loss)
      applicable to
      common stockholder             (8.7)             13.2              72.8              57.8              64.8


                                  YEAR              YEAR              YEAR              YEAR             YEAR
                                  ENDED             ENDED             ENDED             ENDED            ENDED
                               OCTOBER 2,        OCTOBER 1,      SEPTEMBER 30,     SEPTEMBER 29,     SEPTEMBER 27,
                                  1996              1997              1998              1999             2000
                                  ----              ----              ----              ----             ----
                                                            (IN MILLIONS)


CONSOLIDATED BALANCE
SHEET DATA (AT  END OF
PERIOD):
    Cash and cash
      equivalents........     $      49.0       $     180.7       $      34.7       $      73.8       $      39.5
    Working capital......           109.4             179.9              67.4             102.1              80.8
    Total assets.........         1,725.4           1,632.0           1,507.5           1,483.5           1,472.4
    Total debt (including
      current maturities)           948.9             767.1             580.2             566.8             466.9
    Warren Series B
      preferred stock....            88.0             103.2             119.5              --                --
    Stockholder's
      equity.............           356.1             369.3             383.3             426.0             490.8


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The S.D. Warren Company is an indirect subsidiary of Sappi Ltd. ("Sappi") through S.D.W. Holdings ("Holdings"). The Company manufactures printing, publishing and specialty papers and has pulp operations vertically integrated with certain of its manufacturing facilities. The Company currently operates four paper mills with total annual production capacity of approximately 1.5 million tons of paper. The Company also owns a sheeting facility in Allentown, Pennsylvania, with annual sheeting capacity of approximately 95,000 tons, and has other sheeting capabilities located at its Muskegon, Michigan mill (226,000 tons annually) and Mobile, Alabama mill (144,000 tons annually). The Company also operates several regional distribution facilities. On November 12, 1998, the Company sold 905,000 acres of its timberlands in the state of Maine to Plum Creek Timber Company, L.P. ("Plum Creek"). (See "Other Items Evaluation and Sale of Noncore Assets.")

On December 20, 1994, SDW Acquisition Corporation ("SDW Acquisition") acquired from Scott Paper Company ("Scott"), which has since been acquired by Kimberly-Clark, all of the outstanding capital stock of Warren. Warren's parent company is an indirect subsidiary of Sappi Ltd. ("Sappi").

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

SAPPI REORGANIZATION

On April 27, 1998, Sappi announced the business integration of Warren and its subsidiaries, doing business as Sappi Fine Paper North America ("SFPNA"), with Sappi's four international fine paper operations (KNP Leykam, Hannover Papier, Sappi UK's Blackburn mill and Sappi Fine Paper in South Africa) to create Sappi Fine Paper plc ("Sappi Fine Paper"). Sappi Fine Paper has established a corporate head office in London. The purpose of the reorganization is to focus on Sappi's main business sectors - fine paper and forest products. Warren products are now being marketed under the name Sappi Fine Paper North America. The legal entities of Holdings, Warren and Warren's subsidiaries continue to remain in existence.

MARKET OVERVIEW

The market for coated paper has historically experienced price fluctuations driven by global supply-demand imbalances, inventory shifts and the availability and relative pricing of imported paper products. Coated free sheet industry shipments from U.S. producers declined during fiscal year 2000 versus fiscal year 1999. The Company set coated paper volume records in the fiscal year 2000. Increased coated free sheet imports, together with enhanced domestic production output levels, have over the past few years played a key role in placing downward pressure on coated free sheet industry pricing. During the first three quarters of the fiscal year, supply and demand were in relative balance, which allowed the Company to announce price increases for sheet and web papers. During the last quarter of fiscal year 2000, supply exceeded demand, which put downward pressure on prices.

Uncoated and Technical Papers volume was down slightly in fiscal year 2000 vs. fiscal year 1999. Growth in the first half of the year was offset by a demand slow down in the second half, which led to increased inventories and depressed prices. Within this market, the Company successfully increased its sales of value added products.

The Company's release papers products experienced 8% volume growth in fiscal year 2000 as compared to fiscal year 1999. The high end product line continues to benefit from continued product quality improvements and strong economic conditions in both Europe and South America. The commodity product line also grew due to the strong automotive market in the United States. Price increases were implemented in both lines but were somewhat offset by exchanges rate changes in the European market.

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

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

NET SALES

Net sales for fiscal year 2000 were $1,557.7 million compared to $1,424.7 million for fiscal year 1999, an increase of $133.0 million or 9.3%. This increase from the previous year was due to a 76,836-ton or 5.1% increase in volume, both paper and pulp, as well as a 4% increase in average net revenue per ton.

COSTS OF GOODS SOLD

Cost of goods sold for fiscal year 2000 was $1,227.3 million, compared to $1,130.7 million for fiscal year 1999, an increase of $96.6 million or 8.5%. Cost of goods sold on a per paper ton basis increased to $795 per ton from $767 per ton for the prior fiscal year. This $28 per ton increase was primarily due to the impact of higher pulp and energy costs.

RESTRUCTURINGS

In October 1998, the Company announced a restructuring plan at the Westbrook, Maine mill, which included production and maintenance job consolidations and eliminations, as well as the decision to shut down one of its paper machines. This paper machine produced release liner paper and face sheets used for pressure sensitive papers. The Company recorded a charge of $3.7 million to cover costs relating to the restructuring which included $2.8 million of costs associated with the termination of 105 employees, or approximately 14% of the Westbrook mill workforce in force at that date, and an estimated loss of $0.9 million to dispose of the paper machine. All amounts were expended as of September 29, 1999.

On April 13, 1999, the Company announced the closures at its facility in Westbrook, Maine of both the pulp mill and a paper machine which made coated base paper. Approximately 315 employees, both salaried and hourly, have been affected by the closures, or approximately 48% of the then remaining Westbrook mill workforce. The Company has recorded a pre-tax charge of approximately $35.9 million during the third quarter of fiscal year 1999. The restructuring costs associated with the above closures include $20.3 million of non-cash expenses relating to fixed asset write-offs and $15.6 million of accruals of one-time cash costs, primarily associated with the termination of employees. The closures are expected to improve future operating income. Of the $35.9 million charged, all amounts have been utilized as of September 27, 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense totaled $155.5 million for fiscal year 2000 compared to $151.4 million for fiscal year 1999, an increase of $4.1 million. The increase over the prior year results primarily from depreciation associated with recently installed integrated information system.

EXTRAORDINARY ITEMS

The premium paid of $10.5 million in connection with the purchase of $232.4 million face value of the Company's Senior Subordinated Notes (the "Notes"), together with the related $7.0 million of accelerated amortization of deferred financing fees and other costs, resulted in an extraordinary loss of $10.6 million (net of $6.9 million of tax benefits).

OTHER INCOME, NET

Other income, net totaling $7.7 million and $7.8 million includes interest income of $3.9 million and $5.9 million for fiscal years 2000 and 1999, respectively. Of the $7.7 million for fiscal year 2000, $1.5 million represented interest earned on the Notes Receivable received in exchange for the sale of the Company's timberlands (net of interest expense accrued on the SDW Timber III Notes Payable - see Note 4- Evaluation and Sale of Noncore Assets).

INTEREST EXPENSE AND TAXES

Interest expense for fiscal year 2000 was $57.6 million compared to $55.3 million for fiscal year 1999. Interest expense adjusted for $20.2 million and $6.0 million for fiscal years 2000 and 1999, respectively, for interest related to the 14% Subordinated Exchange Debentures issued on June 15, 1999 was $37.4 million for the fiscal year 2000, compared to $49.3 million for fiscal year 1999. The adjusted decrease was primarily due to lower levels of outstanding debt in the current year as well as lower rates obtained on the debt incurred in connection with the purchase of the 12% Senior Subordinated Notes. Interest expense includes the amortization of deferred financing fees, but excludes write-offs due to accelerated reductions in related financing.

For fiscal year 2000, income tax expense, excluding the aggregate $6.9 million and $3.8 million of tax benefits attributable to the extraordinary losses for fiscal years 2000 and 1999, respectively, was $49.6 million compared to $54.4 million for fiscal year 1999 or 41.6% and 39.7% respectively. This reflects the change in the Company's earnings level including the impact of the $75.4 million gain from the timberlands sale, offset by the $39.6 million restructuring charge in fiscal year 1999.

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

NET SALES

Net sales for fiscal year 1999 were $1,424.7 million compared to $1,458.9 million for fiscal year 1998, a decrease of $34.2 million or 2.3%. This decrease from the previous year was primarily due to a 6.6% decrease in average net revenue per paper ton, which was partially offset by a 61,800 ton increase in paper shipment volume, primarily imports, which generally has a lower margin.

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

INTEREST EXPENSE AND TAXES

Interest expense for fiscal year 1999 was $55.3 million compared to $71.3 million for fiscal year 1998. The $16.0 million reduction in interest expense was primarily due to lower levels of outstanding debt and improved bank margins. Interest expense for fiscal year 1999 includes $6.0 million of interest related to the 14% Subordinated Exchange Debentures issued on June 15, 1999. Interest expense includes the normal amortization of deferred financing fees but excludes write-offs due to accelerated reductions in related financing.

For fiscal year 1999, income tax expense, excluding the aggregate $3.8 million of tax benefits attributable to the extraordinary losses, was $54.4 million compared to $66.5 million for fiscal year 1998. This reflects the change in the Company's earnings level including the impact of the $75.4 million gain from the timberlands sale, offset by the $39.6 million restructuring charge.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $173.3 million for fiscal year 2000 as compared to $154.2 million for fiscal year 1999. This increase of $19.1 million is due mainly to an increase in net income, after adjusting for the gain in the sale of the Timberlands, offset by an unfavorable impact of a higher investment in working capital, compared to fiscal year 1999.

The Company's operating working capital was $24.2 at September 27, 2000 compared to a deficit of $7.9 million at September 29, 1999. Operating working capital is defined as trade accounts receivable, other receivables and inventories less accounts payable and accrued and other current liabilities. This increase resulted primarily from an increase in inventories during the year ended September 27, 2000.

Cash flows used for investing activities was $96.3 million of cash in fiscal year 2000 as compared to $54.2 million of cash flows provided by investing activities in fiscal year 1999. Fiscal year 1999 includes proceeds of $156.0 million received in connection with the monetization of a portion of the notes receivable received on the sale of the timberlands (see Note 4). Capital expenditures for fiscal year 2000 were $96.3 million, down from $107.3 million for fiscal year 1999. The reduction from last year is due to completion of the Company's new sheeting and warehouse facility at the Muskegon, Michigan mill and completion of the first phase of the company-wide integrated application system implementation. Of the $96.3 million, $20.0 million was related to environmental compliance expenditures at the Muskegon, Michigan mill. In addition, the Company believes that future environmental compliance expenditures, the bulk of which are for cluster rules compliance (environmental protection regulations - see
Note 14), will aggregate approximately $30.0 million to $55.0 million through 2001.

The Company believes that cash generated by operations and amounts available under its revolving credit facility will be sufficient to meet its ongoing operating and capital expenditure requirements.

Net cash used in financing activities was $111.3 million for fiscal year 2000 compared to $169.3 million for the previous year. In fiscal year 2000, the Company made long term loan payments of $63.4 million, purchased $232.4 million face value of the Notes for cash of $242.9 million, and received long-term advances of $195.0 million. In fiscal year 1999, the Company made term loan payments of $54.2 million and purchased $92.3 million face value of the Notes for cash of $99.6 million. The current maturities of long-term debt balance of $14.8 million at September 27, 2000 consists primarily of the amounts payable in March 2001 and September 2001 under the Company's term loan facility pursuant to the Credit Agreement (as defined below). The Company may continue to purchase the Notes subject to opportune pricing.

On March 29, 1999, the Company paid a $15.0 million cash dividend to its parent, Holdings. In turn, Holdings advanced $15.0 million to an affiliate of Sappi in the form of a promissory note due April 2002.

The impact of inflation did not have a material effect on the Company's consolidated financial statements for fiscal years 2000, 1999 and 1998.

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

At September 27, 2000, long-term debt was $452.1 compared to $558.4 million at September 29, 1999, a decrease of $106.3 million. At September 27, 2000, Warren had borrowings outstanding of $140.0 million under the Revolving Credit Facility. At September 29, 1999, Warren did not have any borrowings outstanding under the Revolving Credit Facility. At September 27, 2000 and September 29, 1999, $15.2 million and $14.9 million, respectively, of the Revolving Credit facility availability was utilized to guarantee the issuance of letters of credit. At September 27, 2000 and September 29, 1999, availability under the Revolving Credit Facility was $94.8 million and $235.1 million, respectively. In addition, Warren had approximately $111.3 million and $120.2 million of letters of credit outstanding under its Letter of Credit Facility at September 27, 2000 and September 29, 1999, respectively.

The Credit Agreement contains restrictive covenants which limit the Company with respect to certain matters including, among other things, the ability to incur debt, pay dividends, make acquisitions, sell assets, merge, grant or incur liens, guarantee obligations, make investments or loans, make capital expenditures, create subsidiaries or change its line of business. The Credit Agreement also restricts the Company from prepaying certain of its indebtedness. Under the Credit Agreement, the Company is required to satisfy certain financial covenants which will require the Company to maintain specified financial ratios, including a minimum interest coverage ratio, a maximum leverage ratio and a net worth test. As of September 27, 2000, the Company was in compliance with all debt covenants.

Historically, the Company has entered into fixed rate interest protection agreements on a portion of its outstanding debt. No interest rate protection agreements were in place at September 27, 2000. Debt covered by such interest rate protection agreements was $25.0 million at September 29, 1999.

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

On November 12, 1998, the Company sold its interests in approximately 905,000 acres of timberlands located in Maine and certain machinery and equipment to Plum Creek in exchange for notes receivable (the "Notes Receivable") with a fair market value of $177.1 million and cash of approximately $3.3 million. The Notes Receivable have an aggregate face amount of $171.4 million and original maturities ranging from 8.25 years to 12.25 years. Interest rates on the Notes Receivable (originally ranging from 7.17% to 7.23% per annum) were reset on February 12, 1999 and now range from 7.62% to 7.83% per annum. To consummate the sale, the Company transferred all of its timberlands and related machinery and equipment to a wholly owned limited liability company, all of the membership interest of which was then sold to Plum Creek. The Company recognized a pre-tax gain from the sale of the timberlands of $75.4 million.

The Company and Plum Creek executed a fiber supply agreement (the "Supply Agreement"), with an initial term of 25 years and with three five-year renewal options. Under the Supply Agreement, the Company will purchase hardwood pulpwood at an annual minimum of 300,000 to 375,000 tons, or approximately 13% of the Company's annual requirements, at market prices.

On January 21, 1999, the Notes Receivable were contributed to a wholly owned bankruptcy remote subsidiary, SDW Timber III LLC ("SDW III"). On February 12, 1999, SDW III issued an aggregate of $156.0 million of SDW III Notes Payable using the Notes Receivable as a pledge of security. The SDW III Notes Payable mature in three installments ranging from 8 to 12 years and bear interest payable semiannually at rates ranging from 7.16% to 7.36% per annum. The earnings of SDW III, which consist of interest income earned on the Notes Receivable, net of interest expense incurred on the SDW III Notes Payable, are included in other income in the accompanying consolidated statement of operations for the years ended September 27, 2000 and September 29, 1999. The Company's investment in the undivided interest in SDW III of approximately $25.3 million and $24.5 million is included in the accompanying consolidated balance sheets as of September 27, 2000 and September 29, 1999 respectively.

FORCE MAJEURE EVENTS

On November 2, 1999, a paper machine malfunction caused a fire at the Muskegon, Michigan mill. The fire resulted in the temporary closure of the mill, but operations were restored at the mill, excluding the affected paper machine, within 24 hours of the incident. The Company commenced producing paper on the affected paper machine during the second week of December 1999. Total losses are not expected to exceed the Company's insurance coverage limits, net of deductibles, which include both business interruption and property loss coverage. During fiscal year 2000, the Company recorded a receivable from its insurance company for property damage of $26.9 million, of which $23.0 million has been collected as of September 27, 2000. In addition, the Company has recorded a $8.0 million recovery for the business interruption claim caused by damages incurred with respect to the Muskegon fire all of which has been approved by the insurance carrier and $4.0 million of which has been received.

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

LABOR RELATIONS

The Company has long-term labor contracts that reflect flexible work rule provisions at each of its production sites. The current labor contracts for Somerset, Muskegon, Mobile and Westbrook expire in 2002, 2004, 2003 and 2002, respectively. The Company has experienced no work stoppage in the U.S. in the past nine years and believes that its relationship with its employees is satisfactory.

LONG-TERM CONTRACTS

See Note 15 - Commitments and Contingencies in the Notes to Consolidated Financial Statements included in this Form 10-K for a discussion of certain long-term contracts.

CONTROL BY SAPPI

The Company is a wholly owned subsidiary of SDW Holdings Corporation ("Holdings"). On March 30, 2000, Sappi acquired through an indirect wholly-owned subsidiary the 24.93% equity interest in Holdings previously held by Heritage Springer Limited, a British Virgin Islands company. Sappi now indirectly owns 100% of the issued and outstanding common stock of Holdings.

Considerations Relating to Holdings' Cash Obligations

The Company expects that it may make certain cash payments to Holdings or other affiliates during fiscal 2001 to the extent cash is available and to the extent it is permitted to do so under the terms of the Credit Agreement and the Indentures relating to the Notes and Exchange Debentures. Such payments may include, among other things, (i) amounts under a tax sharing agreement between the Company and Holdings necessary to enable Holdings to pay the Company's taxes, (ii) an administrative fee to Holdings and amounts to cover specified costs and expenses of Holdings, (iii) an annual advisory fee for management advisory services to Sappi and/or its affiliates, the payment of which is limited to $1.0 million in any one year and (iv) any dividends that might be paid to Sappi. The accompanying consolidated balance sheets at September 27, 2000 and September 29, 1999, respectively, include an accrual of $14.4 million and $6.3 million in relation to the above annual advisory fee, the payment of which is subject to the above mentioned limitations under the terms of its current debt covenants.

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

New Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this Form 10-K for a discussion of the Company's plans for the implementation of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities."

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

The Company's Credit Facility bears interest at rates, which fluctuate with changes in the eurodollar rate. The majority of the Company's long-term debt, approximately $244.5 million at September 27, 2000, is at fixed interest rates. The Company's interest expense on its Credit Facility and the fair value of its fixed long-term debt is sensitive to changes in market interest rates. The effect of a 10% adverse change in market interest rates on the Company's interest expense and the fair value of its long-term debt would be $1.2 million and $4.0 million, respectively. During the fiscal year ended September 27, 2000, the Company did not engage in foreign currency hedging activities. The currency exchange impact from the Company's transactions with its affiliates was immaterial.



ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                 PAGE
Independent Auditors' Report......................................................13

Consolidated Financial Statements:
Consolidated Statements of Operations for the years ended September 30, 1998,
   September 29, 1999 and September 27, 2000......................................14

Consolidated Balance Sheets as of September 29, 1999 and September 27, 2000.......15

Consolidated Statements of Cash Flows for the years ended September 30, 1998,
   September 29, 1999 and September 27, 2000......................................16

Consolidated Statements of Changes in Stockholder's Equity for the years ended
   September 30, 1998, September 29, 1999 and September 27, 2000..................17

Notes to Consolidated Financial Statements........................................18

Financial Statement Schedule:
   Schedule II - Valuation and Qualifying Accounts................................38


INDEPENDENT AUDITORS' REPORT

To the Board of Directors of S.D. Warren Company and subsidiaries:

We have audited the accompanying consolidated balance sheets of S.D. Warren Company and subsidiaries (the "Company") as of September 27, 2000 and September 29, 1999, and the related consolidated statements of operations, changes in stockholder's equity, and cash flows for each of the three years in the period ended September 27, 2000. Our audits also included the financial statement schedule listed in the Index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 27, 2000 and September 29, 1999, and the results of its operations, and its cash flows for each of the three years in the period ended September 27, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
October 13, 2000

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN MILLIONS)

                                                              YEAR ENDED
                                         --------------------------------------------------------
                                           September 30,      September 29,       September 27
                                              1998               1999                 2000
                                         ----------------   ----------------   ------------------
Net Sales .........................      $ 1,458.9           $ 1,424.7           $ 1,557.7
Cost of goods sold ................        1,118.4             1,130.7             1,227.3
                                         ---------           ---------           ---------
Gross profit ......................          340.5               294.0               330.4
Selling, general and
  administrative expense ..........          142.6               151.4               155.5
Restructuring .....................             --                39.6                  --
                                         ---------           ---------           ---------
Income from operations ............          197.9               103.0               174.9
Gain on sale of pressure
  sensitive business...............           30.9                  --                  --
Gain on sale of timberlands .......             --                75.4                  --
Other income, net .................            3.0                 7.8                 7.7
Interest expense ..................           71.3                55.3                57.6
                                         ---------           ---------           ---------
Income before income taxes and
  extraordinary items .............          160.5               130.9               125.0
Income tax expense ................           66.5                54.4                49.6
                                         ---------           ---------           ---------
Income before extraordinary
  items ...........................           94.0                76.5                75.4
Extraordinary items, net of tax ...           (4.9)               (5.3)              (10.6)
                                         ---------           ---------           ---------
Net income ........................           89.1                71.2                64.8
Dividends and accretion on
  Warren Series B redeemable
  exchangeable preferred stock ....           16.3                13.4                  --
                                         ---------           ---------           ---------
Net income applicable to common
  stockholder .....................      $    72.8           $    57.8           $    64.8
                                         ---------           ---------           ---------

          See accompanying notes to consolidated financial statements

                                       S.D. WARREN COMPANY AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                                   (IN MILLIONS)

                                                                  SEPTEMBER 29,    SEPTEMBER 27,
                                                                     1999             2000
                                                                --------------   --------------
                                  ASSETS

Current assets:
   Cash and cash equivalents.................................   $     73.8        $       39.5
   Trade accounts receivable, net............................         59.4                74.7
   Other receivables.........................................         18.0                18.2
   Inventories, net..........................................        173.4               210.1
   Deferred income taxes.....................................         20.4                12.3
   Other current assets......................................         24.2                19.6
                                                                ---------------  ---------------
     Total current assets....................................        369.2               374.4
Plant assets, net............................................        974.1               977.1
Goodwill, net................................................         79.0                75.0
Deferred financing fees, net.................................         22.6                12.9
Other assets, net............................................         38.6                33.0
                                                                ---------------  ---------------
     Total assets............................................   $  1,483.5        $    1,472.4
                                                                ===============  ===============

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Current maturities of long-term debt......................   $      8.4        $       14.8
   Accounts payable..........................................        155.8               168.5
   Accrued and other current liabilities.....................        102.9               110.3
                                                                ---------------  --------------
     Total current liabilities...............................        267.1               293.6
                                                                ---------------  --------------
Long-term debt:
   Term loans................................................         82.4               211.2
   Senior subordinated notes.................................        232.4                 0.0
   Exchange debentures.......................................        133.1               134.0
   Revenue bonds.............................................        110.5               106.9
                                                                ---------------  --------------
     Total long-term debt....................................        558.4               452.1
Deferred income taxes........................................        113.9               129.0
Other liabilities............................................        118.1               106.9
                                                                ---------------  --------------
     Total liabilities.......................................      1,057.5               981.6
                                                                ---------------  --------------
Commitments and contingencies (Notes 14 and 15)
Stockholder's equity:
   Common stock ($.01 par value; 1,000 shares authorized; 100
    shares issued and outstanding)...........................           --                  --
   Capital in excess of par value............................        321.4               321.4
   Retained earnings.........................................        104.6               169.4
                                                                ---------------  --------------
     Total stockholder's equity..............................        426.0               490.8
                                                                ---------------  --------------
     Total liabilities and stockholder's equity..............   $  1,483.5        $    1,472.4
                                                                ===============  ==============


          See accompanying notes to consolidated financial statements

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                                               Twelve Months Ended
                                                                 ------------------------------------------
                                                                 September 30,  September 29,  September 27,
                                                                     1998          1999          2000
                                                                 ------------   ------------   ------------
Cash Flows from Operating Activities:

  Net income                                                      $    89.1      $    71.2      $    64.8

  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                      90.8           92.0          100.7
    Deferred income taxes                                              32.8           40.3           23.2
    Extraordinary items                                                 8.3            9.1           17.5
    Gain on sale of timberlands                                          --          (75.4)            --
    Gain on sale of pressure sensitive business                       (30.9)            --             --
    Loss on disposal of fixed assets                                     --           20.3             --
    Other                                                               1.4            0.2            1.5

  Changes in assets and liabilities:
    Trade and other accounts receivable, net                          (10.9)         (17.3)         (22.9)
    Inventories, net                                                  (13.0)          (6.6)         (36.7)
    Accounts payable, accrued and other current liabilities            (2.0)          28.0           19.7
    Other assets and liabilities                                        0.6           (7.6)           5.5
                                                                 ------------   ------------   ------------
      Net cash provided by operating activities                       166.2          154.2          173.3
                                                                 ------------   ------------   ------------


Cash Flows from Investing Activities:

  Monetization of note receivable                                        --          156.0             --
  Investment in plant assets and timber resources                    (111.0)        (107.3)         (96.3)
  Proceeds from disposal of plant assets and timber resources           0.4            3.3             --
  Proceeds from sale of pressure sensitive business                    51.5             --             --
  Other investing activities                                           (1.8)           2.2             --
                                                                 ------------   ------------   ------------
      Net cash (used in) and provided by investing activities         (60.9)          54.2          (96.3)
                                                                 ------------   ------------   ------------

Cash Flows from Financing Activities:

  Proceeds from short term borrowings                                    --           54.5             --
  Proceeds from long term borrowings                                     --             --          234.5
  Reopayments of short term borrowings                                   --          (54.5)            --
  Repayments of long-term debt, including premiums paid              (191.0)        (153.8)        (345.8)
  Dividends paid to parent                                            (58.2)         (15.0)            --
  Other financing activities                                           (2.1)          (0.5)            --
                                                                 ------------   ------------   ------------
      Net cash used in financing activities                          (251.3)        (169.3)        (111.3)
                                                                 ------------   ------------   ------------
Net change in cash and cash equivalents                              (146.0)          39.1          (34.3)

Cash and cash equivalents:

  Beginning of period                                                 180.7           34.7           73.8
                                                                 ------------   ------------   ------------
  End of period                                                   $    34.7      $    73.8      $    39.5
                                                                 ------------   ------------   ------------




           See accompanying notes to consolidated financial statements

                      S.D. WARREN COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                                  CAPITAL IN
                                                     COMMON         COMMON         EXCESS OF       RETAINED
                                                     SHARES         STOCK          PAR VALUE       EARNINGS         TOTAL
                                                   -----------    -----------     ------------    -----------     ------------
Balance, October 1, 1997........................       100          $  --           $ 331.8         $  37.5         $   369.3
    Net income..................................        --             --              --              89.1              89.1
    Dividends accrued and accretion on Warren
      Series B redeemable exchangeable preferred
      stock.....................................        --             --              --             (16.3)            (16.3)
    Dividend paid to parent.....................        --             --             (10.4)          (47.8)            (58.2)
    Consent fees and other charges..............        --             --              --              (0.6)             (0.6)
                                                   -----------    -----------     ------------    -----------     ------------

Balance, September 30, 1998.....................       100             --             321.4            61.9             383.3
    Net income..................................        --             --              --              71.2              71.2
    Dividends accrued and accretion on Warren
      Series B redeemable exchangeable preferred
      stock.....................................        --             --              --             (13.4)            (13.4)
    Dividend paid to parent.....................        --             --              --             (15.0)            (15.0)
    Other charges...............................        --             --              --              (0.1)             (0.1)
                                                   -----------    -----------     ------------    -----------     ------------

Balance, September 29, 1999.....................       100             --             321.4           104.6             426.0
    Net income..................................        --             --              --              64.8              64.8
                                                   -----------    -----------     ------------    -----------     ------------

Balance, September 27, 2000.....................       100         $   --          $  321.4        $  169.4        $    490.8
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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by management include realization of certain assets such as trade and other accounts receivable, inventory, goodwill and deferred tax assets, as well as estimates of exposure and certain liabilities of the Company. Actual results could differ from those estimates.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

FISCAL YEAR

The Company and its subsidiaries' fiscal year ends on the Wednesday closest to the last day of September.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist primarily of highly liquid investments with insignificant interest rate risk and original maturities of three months or less at the date of acquisition. Similar investments with original maturities beyond three months are considered short-term marketable securities. At September 27, 2000 and September 29, 1999, the Company had no short-term marketable securities.

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

Expenditures for renewals and improvements, which increase the useful life or capacity of plant assets, are capitalized. For retirements or sales of assets, which have not been fully depreciated, the cost of plant assets and the related accumulated depreciation are removed from the asset account. The Company records gains and losses on the retirement or sale of plant assets when realized. The Company periodically evaluates the recoverability of plant assets and goodwill and intangible assets discussed below based on the undiscounted cash flows that are anticipated to be generated at centers of cash flows as defined.

Interest expense is capitalized on major construction projects to the extent that such timber has not yet matured. For fiscal years 1998, 1999 and 2000, the Company capitalized interest of approximately $4.1 million, $3.9 million and $0.4 million, respectively.

On November 12, 1998, the Company sold its interests in the timberlands, located in Maine. As of September 27, 2000, there are no assets remaining on the balance sheet related to the timberland investment (see Note 4).

COSTS OF COMPUTER SOFTWARE DEVELOPED FOR INTERNAL USE

The Company capitalizes direct costs of developing internal-use computer software, including costs of external materials and services, and payroll and related costs for employees directly associated with the project to the extent their time is spent directly on the project. The costs are being amortized over the estimated useful life of the completed software. As of September 27, 2000 and September 29, 1999, $49.9 million and $49.6 million of costs have been incurred which are directly related to the Company's implementation of a company-wide integrated application system. These costs have been included in plant assets.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

GOODWILL

Goodwill, which resulted from Sappi's 1994 acquisition of the Company, is being amortized for financial statement purposes on a straight-line basis over 25 years. On an ongoing basis, the carrying value of goodwill is evaluated on the basis of whether anticipated operating cash flows generated by the acquired businesses are adequate to recover the recorded asset balance over its estimated useful life. The goodwill balance at September 29, 1999 and September 27, 2000 was approximately $79.0 million and $75.0 million, respectively, net of accumulated amortization of approximately $20.0 million and $24.0 million, respectively.

DEFERRED FINANCING FEES

The deferred financing balance at September 27, 2000 and September 29, 1999 was $12.9 million and $22.6 million, respectively, net of accumulated amortization of $53.7 million and $40.6 million, respectively. Deferred financing fees are being amortized over the life of the related debt. As a result of the partial early extinguishment of debt during fiscal years 2000 and 1999, the Company recorded pre-tax extraordinary losses of $7.0 million and $1.8 million, respectively, related to the write-off of deferred financing fees and other costs which were partially offset by a deferred tax benefit of $2.8 million and $0.7 million in fiscal years 2000 and 1999, respectively.

OTHER ASSETS

Other assets include intangible assets aggregating $11.0 million and $12.5 million at September 27, 2000 and September 29, 1999, respectively. These intangible assets are being amortized over their average estimated useful lives of approximately 10 years. Intangibles are stated net of accumulated amortization of approximately $10.1 million and $8.5 million at September 27, 2000 and September 29, 1999, respectively. The remaining balance of other assets at September 27, 2000 and September 29, 1999 consisted primarily of deposits and the Company's investment in SDW III, respectively.

FINANCIAL INSTRUMENTS

The Company uses interest rate swap agreements ("Swaps") as a means of managing interest-rate risk associated with debt balances. These instruments are matched with either fixed or variable rate debt and are recorded on a settlement basis as an adjustment to interest expense. Cash flows from Swaps are classified in the consolidated statements of cash flows in the same category as the items being hedged or on a basis consistent with the nature of the investment. No interest rate protection agreements were in place as of September 27, 2000.

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

WORKERS' COMPENSATION INSURANCE

The Company has a combination of self-insured and insured workers' compensation programs. The self-insurance claim liability for workers' compensation is based on claims reported and actuarial estimates of adverse developments and claims incurred but not reported. The Company's workers' compensation liability is

                      S.D. WARREN COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

discounted to reflect the passage of several years before the claims related to a particular year are paid in full. The liability has been determined based on an actuarial valuation, as the timing of payments associated therewith is reasonably estimable. The present value of such claims was determined using a discount rate of 7.75% and 5.5% for fiscal years 2000 and 1999. The gross liability was $16.5 million and $25.8 million at September 27, 2000 and September 29, 1999, respectively.

RESEARCH AND DEVELOPMENT EXPENDITURES

Expenditures for research and development are charged to expense as incurred. Research and development costs were $13.5 million, $13.9 million and $14.0 million for fiscal years 1998, 1999, and 2000 respectively. These expenditures are included in selling, general and administrative expense in the accompanying consolidated statements of operations.

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

OTHER INCOME, NET AND OTHER COMPREHENSIVE INCOME

Other income, net, represents interest income on cash and cash equivalents and other non-operating income and expense items. Net Income is the only item which meets the definition of other comprehensive income.

CASH PAID FOR INCOME TAXES

Cash paid for income taxes for fiscal years 2000, 1999 and 1998 was $15.4 million, $28.0 million and $35.5 million, respectively. Cash received for income tax refunds in fiscal years 2000, 1999 and 1998 was $11.2 million, $9.4 million and $0.8 million, respectively.

CASH PAID FOR INTEREST

Cash paid for interest during fiscal years 2000, 1999 and 1998 was $68.2 million, $55.5 million and $75.8 million, respectively.

SEGMENT REPORTING

The Company reports segment and other information in accordance with SFAS
No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires disclosure of segmented information about the Company's operations based upon how management oversees and evaluates the results of such operations. The Company's segments have been aggregated into a single reportable segment, as permitted under SFAS No. 131, since they have similar economic characteristics, products, production processes, and types of customers and distribution methods.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and is effective for the Company in the first quarter of fiscal year 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The Company does not believe that the implementation of SFAS No. 133 will result in a material impact on financial position or earnings.

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

On April 13, 1999, the Company announced the closures at its facility in Westbrook, Maine of both the pulp mill and a paper machine, which made coated base paper. The closures, or approximately 48% of the then remaining Westbrook mill workforce have affected approximately 315 employees, both salaried and hourly. The Company recorded a pre-tax charge of approximately $35.9 million during fiscal year 1999. The restructuring costs associated with the above closures include $20.3 million of non-cash expenses relating to fixed asset write-offs and $15.6 million of accruals of one-time cash costs, primarily associated with the termination of employees. All amounts were utilized as of September 27, 2000.

The components of the above restructuring charges are as follows (in millions):

           Write-down of long-lived assets....................   $       21.2
           Employee severance, termination benefits, and
           other.........................................                18.4
                                                              ----------------
                                                                 $       39.6
                                                              ================

NOTE 4 - EVALUATION AND SALE OF NONCORE ASSETS

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

                      S.D. WARREN COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

On January 21, 1999, the Notes Receivable were contributed to a wholly owned bankruptcy remote subsidiary, SDW Timber III LLC ("SDW III"). On February 12, 1999, SDW III issued an aggregate of $156.0 million of SDW III Notes Payable using the Notes Receivable as a pledge of security. The SDW III Notes Payable mature in three installments ranging from 8 to 12 years and bear interest payable semiannually at rates ranging from 7.16% to 7.36% per annum. The earnings of SDW III, which consist of interest income earned on the Notes Receivable, net of interest expense incurred on the SDW III Notes Payable, are included in other income in the accompanying consolidated statement of operations for the years ended September 27, 2000 and September 29, 1999. The Company's investment in the undivided interest in SDW III of approximately $25.3 million and $24.5 million is included in the assets or consolidated balance sheets as of September 27, 2000 and September 29, 1999, respectively.

NOTE 5 - FORCE MAJEURE EVENT

On November 2, 1999, a paper machine malfunction caused a fire at the Muskegon, Michigan mill. The fire resulted in the temporary closure of the mill, but operations were restored at the mill, excluding the affected paper machine, within 24 hours of the incident. The Company commenced producing paper on the affected paper machine during the second week of December 1999. Total losses are not expected to exceed the Company's insurance coverage limits, net of deductibles, which include both business interruption and property loss coverage. During fiscal year 2000, the Company recorded a receivable from its insurance company for property damage of $26.9 million, of which $23.0 million has been collected as of September 27, 2000. In addition, the Company has recorded a $8.0 million recovery for the business interruption claim caused by damages incurred with respect to the Muskegon fire all, of which has been approved by the insurance carrier and $4.0 million of which has been received.

NOTE 6 - TRADE ACCOUNTS RECEIVABLE


                                                                  SEPTEMBER 29,         SEPTEMBER 27,
                                                                      1999                   2000
                                                                ------------------    -------------------
                                                                             (IN MILLIONS)
Trade accounts receivable.....................................    $        62.9         $        76.9
Allowance for doubtful accounts...............................             (3.5)                 (2.2)
                                                                ------------------    -------------------
                                                                  $        59.4         $        74.7
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

                      S.D. WARREN COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

The Company's trade accounts receivable, shown in the table above, are net of $72.0 million and $87.0 million at September 29, 1999 and September 27, 2000, respectively, which represents accounts receivable that were securitized and sold under the A/R Facility.

NOTE 7 - INVENTORIES, NET (IN MILLIONS)

                                                                  SEPTEMBER 29,          SEPTEMBER 27,
                                                                      1999                   2000
                                                                ------------------     ------------------
Finished products............................................     $        81.7          $        94.0
Work in progress.............................................              27.8                   37.5
Pulp, logs and pulpwood......................................              28.1                   37.4
Maintenance parts and other supplies.........................              35.8                   41.2
                                                                ------------------     ------------------
                                                                  $       173.4          $       210.1
                                                                ==================     ==================

NOTE 8 - PLANT ASSETS (IN MILLIONS)

                                                                  SEPTEMBER 29,          SEPTEMBER 27,
                                                                      1999                   2000
                                                                ------------------     ------------------
Plant assets, at cost:
     Land and buildings......................................     $       184.5          $       196.4
     Plant and equipment.....................................           1,153.2                1,234.8
                                                                ------------------     ------------------
                                                                        1,337.7                1,431.2
     Accumulated depreciation................................            (363.6)                (454.1)
                                                                ------------------     ------------------
                                                                  $       974.1          $       977.1
                                                                ==================     ==================

NOTE 9 - INCOME TAXES

Income before income taxes and extraordinary items for fiscal years 1998, 1999 and 2000 were from domestic and foreign sources.

The components of the tax provisions before extraordinary items are as follows (in millions):

                      S.D. WARREN COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                                     YEAR ENDED

                                           ----------------------------------------------------------------
                                               SEPTEMBER 30,          SEPTEMBER 29,          SEPTEMBER 27,
                                                  1998                    1999                   2000
                                           -------------------    ------------------     ------------------
Current:
     Federal............................      $       27.1           $       11.7           $       23.7
     State and local....................               4.8                    1.1                    2.0
     Foreign............................               -                      -                       .7
                                           -------------------    ------------------     ------------------
Total current...........................              31.9                   12.8                   26.4
                                           -------------------    ------------------     ------------------

Deferred:
     Federal............................              24.9                   36.1                   20.2
     State and local....................               9.7                    5.5                    3.0
                                           -------------------    ------------------     ------------------
         Total deferred.................              34.6                   41.6                   23.2
                                           -------------------    ------------------     ------------------
                                              $       66.5           $       54.4           $       49.6
                                           ===================    ==================     ==================

The components of the deferred tax provisions before extraordinary items are as follows (in millions):

                                                                           YEAR ENDED
                                                 ---------------------------------------------------------------
                                                   SEPTEMBER 30,         SEPTEMBER 29,          SEPTEMBER 27,
                                                        1998                  1999                  2000
                                                 -------------------   -------------------    ------------------
Inventory......................................     $       (0.8)         $        5.3           $       (2.3)
Plant assets...................................              0.5                  17.9                   22.3
Accrued and other liabilities..................             28.6                  34.9                    8.9
AMT credit carryforwards.......................            (28.1)                (16.7)                  (8.0)
Tax loss carryforwards.........................             34.4                   0.2                    2.3
                                                 -------------------   -------------------    ------------------
Deferred tax provision                              $       34.6          $       41.6           $       23.2
                                                 ===================   ===================    ==================

The components of the deferred tax assets and (liabilities) are as follows (in millions):































                                                                       SEPTEMBER 29,         SEPTEMBER 27,
                                                                           1999                  2000
                                                                     ------------------    ------------------
Current:
Deferred tax assets:
    Restructuring reserves.......................................      $         0.3         $         -
    Accrued and other liabilities................................               28.0                  17.2
    Inventory....................................................                1.9                   4.1
                                                                     ------------------    ------------------
       Total current deferred tax assets                                        30.2                  21.3

Deferred tax liabilities:
    Accrued and other liabilities and prepaids...................               (9.8)                 (9.0)
                                                                     ------------------    ------------------
Net current deferred tax asset...................................               20.4                  12.3
                                                                     ------------------    ------------------

Noncurrent:
Deferred tax assets:
     Other.......................................................                -                     1.5
    Alternative minimum tax credit carryforward..................               72.7                  80.8
    Tax loss carryforwards (Federal).............................                2.3                   -
    Accrued and other liabilities................................               46.2                  47.2
                                                                     ------------------    ------------------
       Total noncurrent deferred tax assets......................              121.2                 129.5
                                                                     ------------------    ------------------


                      S.D. WARREN COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                        SEPTEMBER 29,         SEPTEMBER 27,
                                                                           1999                  2000
                                                                     ------------------    ------------------
Deferred tax liabilities:
    Plant assets.................................................             (152.8)               (175.1)
    Other........................................................              (82.3)                (83.4)
                                                                     ------------------    ------------------
       Total noncurrent deferred tax liability...................             (235.1)               (258.5)
                                                                     ------------------    ------------------
Net noncurrent tax liability.....................................             (113.9)               (129.0)
                                                                     ------------------    ------------------
Net deferred tax liability.......................................      $       (93.5)        $      (116.7)
                                                                     ==================    ==================

The differences between the U.S. statutory income tax rate and the Company's effective income tax rate before extraordinary items are as follows:

                                                                              YEAR ENDED
                                                    ---------------------------------------------------------------
                                                      SEPTEMBER 30,         SEPTEMBER 29,          SEPTEMBER 27,
                                                          1998                   1999                  2000
                                                    ------------------    -------------------    ------------------
U.S. statutory income tax rate...................            35.0%                 35.0%                  35.0%
State income taxes, net of federal benefit.......             5.9                   3.4                    2.6
Other factors....................................             0.5                   3.1                    1.9
                                                    ------------------    -------------------    ------------------
Effective tax rate...............................            41.4%                 41.5%                  39.5%
                                                    ==================    ===================    ==================


As of September 27, 2000, the Company had available state tax net operating loss carryforwards of approximately $4.4 million. For state tax purposes, the loss carryforwards will expire between the years 2001 and 2011. The Company also has available federal and state alternative minimum tax credit carryforwards for tax return purposes of $80.8 million, which will carry forward to future taxable years indefinitely.


NOTE 10 - ACCRUED AND OTHER CURRENT LIABILITIES (IN MILLIONS)

                                                                   SEPTEMBER 29,           SEPTEMBER 27,
                                                                       1999                    2000
                                                                --------------------    --------------------
Accrued salaries, wages and employee benefits...............      $        32.6           $        31.0
Accrued interest............................................               19.9                    11.0
Accrued workers' compensation...............................                1.4                     4.6
Other accrued expenses......................................               49.0                    63.7
                                                                --------------------    --------------------
                                                                  $       102.9           $       110.3
                                                                ====================    ====================















NOTE 11 - LONG-TERM DEBT

                                                                   SEPTEMBER 29,           SEPTEMBER 27,
                                                                       1999                     2000
                                                                --------------------    ---------------------
                                                                               (IN MILLIONS)
Bank term loans under Credit Agreement.......................     $        90.8          $         82.4
Revolver loans under Credit Agreement........................               -                     140.0
Warren Series B Senior Subordinated Notes....................             232.4                     -
Revenue bonds................................................             110.5                   110.5
Exchange debentures..........................................             133.1                   134.0
                                                                --------------------    --------------------
                                                                          566.8                   466.9
Current maturities of long-term debt.........................               8.4                    14.8
                                                                --------------------    ---------------------
Long-term debt...............................................     $       558.4           $       452.1
                                                                ====================    =====================

                      S.D. WARREN COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

WARREN SERIES B SENIOR SUBORDINATED NOTES

The Warren 12% Series B Senior Subordinated Notes due 2004 (the "Notes") are unsecured, subordinated obligations of Warren.

CREDIT AGREEMENT

On March 6, 1998, Holdings and Warren entered into the Second Amended and Restated Credit Agreement (the "Credit Agreement"), with a group of domestic and international lenders. The Credit Agreement consists of (1) a seven-year amortizing Term Loan, originally in an aggregate amount of $185.0 million,
(2) a $250.0 million Revolving Credit Facility and (3) a $136.3 million Letter of Credit Facility (together collectively referred to herein as the "Credit Facilities").

Loans under the Credit Agreement bear interest at a rate equal to, at the Company's option (1) the ABR Rate plus the Applicable Margin ("ABR Loans") or
(2) the Eurodollar Rate (adjusted for reserves) for the respective interest period plus the Applicable Margin ("Eurodollar Loans"). Applicable Margin means a percentage annum rate ranging (a) in the case of ABR Loans, from 0% to 1.00% and (b) in the case of Eurodollar loans, from 0.75% to 2.00%, in each case determined by the Company's achievement of a certain financial ratio determined from the most recent financial statements of the Company calculated as of the last day of each fiscal quarter on a rolling four quarters basis. ABR Rate means the highest of (1) the prime rate, (2) the secondary market rate for three-month certificates of deposit (adjusted for reserves) plus 1.00%, and (3) the federal funds rate in effect from time to time plus 0.5%.

The Credit Facilities are guaranteed by Holdings and the Company. The Credit Facilities and such guarantees are secured by security interests (subject to other liens permitted by the terms of the Credit Facilities), to the extent permissible under the applicable laws and regulations, in (a) all of the capital stock of Warren and each of its U.S. subsidiaries and 65% of the common stock and 100% of the preferred stock of each foreign subsidiary and (b) all assets (subject to certain limitations), except certain trade accounts receivable, owned by Warren and its subsidiaries.

The Credit Agreement contains restrictive covenants which limit Holdings, Warren and their subsidiaries with respect to certain matters including, among other things, the ability to incur debt, pay dividends, make acquisitions, sell assets, merge, grant or incur liens, guarantee obligations, make investments or loans, make capital expenditures, create subsidiaries or change its line of business. The Credit Agreement also restricts Warren from prepaying certain of its indebtedness. Under the Credit Agreement, Warren is required to satisfy certain financial covenants which require Warren to maintain specified financial ratios and comply with certain financial tests, including a minimum interest coverage ratio, a maximum leverage ratio, and a net worth test. Such covenants are not considered by the Company to be of a restrictive nature in conducting its business activities. As of September 27, 2000, management believes the Company is in compliance with all covenants.

TERM LOAN

Pursuant to the Credit Agreement as originally written, the Term Loan was payable in semiannual installments beginning in September 1998 with a final maturity in March 2005. Subsequent to the $40.0 million prepayment in fiscal 1998, the payment schedule was revised to commence semiannual installments in September 1999. At September 27, 2000, the Term Loan was a Eurodollar loan with a weighted-average interest rate of 7.39%. Warren is required to prepay the Term Loan with (1) 50% of the net cash proceeds of certain aggregate asset sales in excess of $50.0 million and (2) 100% of the net proceeds of incurrences of indebtedness, to the extent that the aggregate exceeds $20.0 million. Unless the Company achieves a certain financial ratio, as defined, Warren will be required to prepay the Term Loan annually in an amount equal to 50% of the Excess Cash Flow (as defined) of Warren and its subsidiaries for the prior fiscal year. Excess Cash Flow prepayments relating to fiscal years 1998, 1999 and 2000 were not required.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The Company may also make optional prepayments without premium or penalty at any time (subject to payments of certain termination costs if other than on the last day of an interest period under certain circumstances).

REVOLVING CREDIT FACILITY

Under the Revolving Credit Facility, which expires in March 2005, Warren can borrow up to $250.0 million. In addition, $75.0 million of the Revolving Credit Facility is available to Warren for letters of credit. At September 29,1999, Warren had no loans outstanding under the Revolving Credit Facility. At September 27, 2000, Warren had Eurodollar Loans outstanding of $140 million with a weighted average interest rate of 7.43%. At September 29, 1999 and September 27, 2000, $14.9 million and $15.2 million, respectively, of the Revolving Credit Facility availability was utilized to guarantee the issuance of letters of credit. At September 29, 1999 and September 27, 2000, availability under the Revolving Credit Facility was $235.1 million and $94.8 million, respectively. In addition, Warren pays a quarterly commitment fee between 0.20% and 0.50% per annum on the unused portion of the Revolving Credit Facility based on the achievement of a certain financial ratio.

LETTER OF CREDIT FACILITY

Warren had approximately $120.2 million and $111.3 million of letters of credit outstanding under the Letter of Credit Facility at September 29, 1999 and September 27, 2000, respectively, in support of its ongoing obligations under tax-exempt bond financing and certain leases. Warren pays a commission, which is based on the achievement of a certain financial ratio, of between 0.75% and 2.00% on outstanding letters of credit and an issuance fee of 0.125% per annum on letters of credit issued.

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

At September 27, 2000, the Company is obligated under revenue bonds aggregating $110.5 million which are due from 2000 to 2022 and bear interest from 5.90% to 8.000%.

LONG-TERM DEBT PREPAYMENTS

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

                      S.D. WARREN COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

During fiscal year 2000, Warren purchased $232.4 million face value of the Warren 12% Series B Senior Subordinated Notes ("Notes") for $242.9 million. These Notes are unsecured, subordinated obligations of Warren. The premium paid of $10.5 million to purchase the Notes, together with the accelerated amortization of deferred financing fees and other costs of $7.0 million (as discussed in Note 2) relating to purchased Notes and the repayments of term loans, resulted in an aggregate extraordinary loss of $10.6 million (net of a $6.9 million tax benefit). Increasing the indebtedness under the revolver portion of the Credit Facility by $195.0 million, increasing the accounts receivable securitization facility by $15 million and utilizing $40.0 million of cash financed the Notes purchase. During the remainder of fiscal year 2000, the indebtedness under the revolver portion of the credit facility was reduced by $55.0 million.

FUTURE MATURITIES OF LONG-TERM DEBT

Scheduled maturities of long-term debt, including sinking fund payments, at September 27, 2000 are as follows (in millions):


2001..................................................         $      14.8
2002..................................................                15.3
2003..................................................                18.1
2004..................................................                24.4
2005..................................................               154.0
Thereafter............................................               240.3
                                                           --------------------
                                                               $     466.9
                                                           ====================

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

                                                                 SEPTEMBER 29, 1999                SEPTEMBER 27, 2000
                                                            ------------------------------    ------------------------------
                                                              CARRYING           FAIR           CARRYING           FAIR
                                                               AMOUNT           VALUE            AMOUNT           VALUE
                                                            -------------    -------------    -------------    -------------
FINANCIAL INSTRUMENTS (IN MILLIONS):
Term loans............................................       $     90.8       $     90.8       $     82.4       $     82.4
Revolver loans........................................             --               --              140.0            140.0
Notes.................................................            232.4            245.1             --               --
Exchange debentures...................................            133.1            149.1            134.0            147.0
Revenue bonds and other...............................            110.5            115.1            110.5            112.4
Interest rate swaps...................................             --               (0.2)            --               --


The fair values of the Notes, Exchange Debentures and revenue bonds were estimated by the Company based upon quotations provided by a nationally recognized pricing service. The principal amounts of the Term Loans approximate market value since they are variable rate instruments, which reprice as often as monthly.

The Company's off-balance sheet financial instruments include the letters of credit under the Revolving Credit Facility and the Letter of Credit Facility, interest rate swaps, and the A/R Facility. Unrealized losses related to the interest rate swaps approximated $0.2 million at September 29, 1999. The total carrying amounts of accounts receivable reflect $72.0 million and $87.0 million at September 29, 1999 and September 27, 2000, respectively, of reductions related to the A/R Facility. There are no unrealized losses on the A/R Facility at September 29, 1999 or September 27, 2000.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

NOTE 13 - LEASES

On July 29, 1997, the Company entered into a sale/leaseback arrangement involving the sale of one of the paper machines at its Somerset, Maine mill for $150.4 million. In connection with the transaction, the Company entered into a 15-year agreement to lease back the paper machine. Rental payments of approximately $7.6 million are made semiannually in arrears in January and July. The sale/leaseback arrangement is being accounted for as an operating lease. The gain on the transaction of approximately $17.4 million was deferred and is being amortized as an adjustment to future rent payments. The Company used approximately $100.3 million of the proceeds from the sale to make a mandatory prepayment on its Term Loans in July 1997. Rental expense relating to this lease, net of amortization of deferred gain, was $14.0 million, $14.1 million and $14.1 million for fiscal years 1998, 1999 and 2000, respectively.

The Company also leases office and warehouse space and various office and other manufacturing equipment under operating leases. Unexpired lease terms for operating leases range from one to six years. Most leases contain renewal options and options to purchase such equipment at fair market value. Rental expense relating to these leases was $6.6 million, $9.3 million and $10.8 million for fiscal years 1998, 1999 and 2000, respectively.

Additionally, the Company has other commitments, which expire in 2008, to operate a biomass cogeneration facility adjacent to its Westbrook mill and to purchase its steam and electricity output on a take-or-pay basis (the "Cogeneration Obligation"). Under the Cogeneration Obligation, the Company paid approximately $7.7 million, $7.3 million and $7.4 million for fiscal years 1998, 1999 and 2000, respectively.

The future minimum obligations under leases (including the Somerset paper machine lease) and other commitments as of September 27, 2000 are as follows (in millions):


                                                                 OPERATING                     OTHER
YEAR ENDING SEPTEMBER                                             LEASES                    COMMITMENTS
                                                              --------------------     --------------------
2001........................................................      $        24.9            $         8.8
2002........................................................               20.3                     12.1
2003........................................................               18.1                      8.9
2004........................................................               17.6                     10.3
2005........................................................               17.0                      9.0
Thereafter..................................................              118.1                     22.2
                                                                --------------------     --------------------
                                                                  $       216.0            $        71.3
                                                                ====================     ====================

Certain lease obligations and the Cogeneration Obligation contain scheduled payment increases. The Company is recognizing expenses associated with these contracts on a straight-line basis over the terms of the related contracts.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

In 1995, the Company, as one of several industrial plaintiffs, initiated litigation in state court against the County of Muskegon (the "County") challenging an Ordinance governing the County's industrial wastewater pretreatment program. The lawsuit challenged, among other things, the treatment capacity availability and local effluent limit provisions of the Ordinance. In 1996, the state trial court ruled substantially in favor of the Company. In 1998, a state appeals court affirmed the lower court's ruling. However, in February 1999, the County passed a similar ordinance in connection with a federal consent decree. If the Company and other plaintiffs do not prevail in any future appeal regarding the consent decree or are not successful in ongoing negotiations with government authorities, the Company may not be able to obtain additional treatment capacity for future expansions and the County could impose stricter permit limits.

In June 1997, the United States and Environmental Protection Agency ("EPA") sued the County in federal court for failure (a) to meet its discharge permit limits for the wastewater facility and (b) to develop and enforce an industrial pretreatment program. A group of industrial users, including the Company and a group of municipalities filed motions to intervene in the EPA lawsuit to protect the earlier state court ruling. In December 1998, however, the federal court approved a motion filed by the County to terminate the industrial users' rights to discharge certain pollutant loadings, but not the right to discharge certain volumes of wastewater to the system. The court also authorized the County to readopt the Ordinance previously invalidated by the state courts. The Company has appealed the federal ruling, and the appeal is pending. The Company also believes that under Michigan contract law, related contracts and county bond resolutions, the County does not have the authority to unilaterally terminate the service agreements and may pursue litigation on these issues. If the Company and other plaintiffs do not prevail on their appeal, or in any future litigation regarding the Ordinance, or are not successful in ongoing negotiations with government authorities, the Company may not be able to obtain additional treatment capacity for future expansions and the County could impose stricter permit limits. This, in turn, could result in substantial expenditures to add pretreatment at the Muskegon facility or potential fines being levied by the County.

In April 1998, the EPA issued final regulations that impose new air and water quality standards aimed at further reductions of pollutants from pulp and paper mills, particularly those conducting bleaching operations (generally referred to as the "cluster rules"). Compliance with the cluster rules will be required beginning in 2001 for the Somerset, Maine and Muskegon, Michigan mills. The Company believes that future environmental compliance expenditures, the bulk of which are for the cluster rules compliance, will require aggregate capital expenditures of approximately $20.0 million to $45.0 million through 2001. Approximately $35.0 million has already been incurred, primarily for required improvements at the Somerset mill, which has installed elemental chlorine free ("ECF") technology and is in compliance with the effluent guidelines of the cluster rules.

The Company believes that none of these matters, individually or in the aggregate, is expected to have a material adverse effect on its consolidated financial position, results of operations or cash flows.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 15 - COMMITMENTS AND CONTINGENCIES

In connection with the Acquisition of Warren by Sappi, the Company entered into long-term (25 years initially, subject to mill closures and certain FORCE MAJEURE events) agreements with Scott Paper Company (now Kimberly-Clark) for the supply of pulp and water and the treatment of effluent at the Mobile mill. Under the pulp supply agreement, wood pulp is generally supplied at market prices. On May 4, 1998, the Company announced an agreement with Kimberly-Clark to terminate the long-term pulp supply contract effective September 1, 1999. The cancellation of the pulp contract did not materially impact the Company's earnings for the year ended September 27, 2000. Prices for other services provided by Kimberly-Clark are generally based on cost.

The Company has a long-term agreement (the "Energy Agreement") with Mobile Energy Services Corporation ("MESC") to buy electric power and steam for the Mobile paper mill at rates that provide for MESC to recover fuel and capital costs. Kimberly-Clark has closed their pulp mill at the Mobile site effective September 1999. The closure of the Kimberly-Clark pulp mill may result in a MESC default under certain bond indentures. On January 24, 2000, the bankruptcy court granted motions filed by MESC, its bondholders and others to proceed with the development of a new cogeneration facility at the Mobile, Alabama site. The Company is currently evaluating the impact on continued MESC operations of both the closure of the Kimberly-Clark pulp mill and MESC's proposed cogeneration facility. Loss of biomass and black liquor fuels historically provided to MESC by the pulp mill resulted in increased energy rates in Mobile during fiscal year 2000.

A substantial majority of the Company's electricity requirements are satisfied through its own generation or cogeneration agreements. The Company's power requirements at its Somerset mill are currently satisfied through a cogeneration agreement whereby the mill cogenerates electricity and sells the output to Central Maine Power ("CMP") at market rates. The CMP agreement relating to the Somerset mill historically also provided, but did not require, that the mill purchase electricity from CMP at the same rate. The Somerset agreement expires in the year 2012. Commencing March 1, 2000, as a result of deregulation of the Maine power industry, CMP was no longer permitted to sell power to its customers. Accordingly, the Company has entered into a new one-year agreement with a third party to purchase all of Somerset's power needs through March 23, 2001. The Company is currently evaluating the impact of deregulation on its energy rates at Somerset. The Company also has a one-year agreement expiring March 21, 2001 with the same third party pursuant to which the Westbrook mill cogenerates electricity and sells any excess output not used by the mill to the third party. Power sales revenue is recognized by the Company at the time that power is provided to or used by CMP based on fixed rates per kilowatt-hour in the case of the Westbrook agreement and variable rates per kilowatt-hour in the case of the Somerset agreement.

The Company has the Supply Agreement with Plum Creek, with an initial term of 25 years and with three five-year renewal options. Under the supply agreement, the Company will purchase hardwood pulpwood at an annual minimum of 300,000 to 375,000 tons, or approximately 13% of the Company's annual requirements, at market prices.

In April 2000, the Lemelson Medical, Educational and Research Foundation, Limited Partnership ("Lemelson") filed a lawsuit against Sappi and over 70 other companies in the United States Court for the District of Arizona. The lawsuit alleges that the defendants have infringed upon various machine vision and automatic identification patents held by Lemelson. Lemelson seeks to enjoin the defendants from further alleged acts of infringement and to collect unspecified damages. Sappi was formally served with a summons with respect to this lawsuit in September 2000. Lemelson has offered to license the patents alleged to be infringed to the defendants, and based on the Company's understanding of the terms that Lemelson has made available to other licensees, the Company believes that obtaining the same or similar terms would not have a material adverse effect upon the Company's operating results or financial position. However, there can be no assurance either that, if sought, Sappi would be offered similar terms to those made available to other licensees, or that, if defended, this matter will not have a material adverse effect on the Company's operating results or financial position.

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

                      S.D. WARREN COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The Company is also involved in various other lawsuits and administrative proceedings. The relief sought in such lawsuits and proceedings includes injunctions, damages and penalties. Although the final results in these suits and proceedings and the items discussed above cannot be predicted with certainty, it is the present opinion of the Company, after consulting with legal counsel, that they will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 16 - RETIREMENT BENEFITS

PENSION PLANS

The Company has four defined-benefit, trusteed pension plans that provide retirement benefits for substantially all employees. Benefits provided are primarily based on employees' years of service and compensation. The Company's funding policy complies with the requirements of Federal law and regulations. Plan assets consist of equity securities, bonds and short-term investments. The current portion of the net pension liability, detailed below, was $10.6 million and $8.0 million at September 29, 1999 and September 27, 2000, respectively.

The following schedule provides the funded status and amounts recognized for the Company's defined benefit pension plans (in millions):

                                                                SEPTEMBER 29,        SEPTEMBER 27,
                                                                    1999                 2000
                                                            --------------------   --------------------
Change in benefit obligation:
Benefit obligation, beginning of year.......................      $       197.7            $       200.8
Service cost................................................                7.6                      6.6
Interest cost...............................................               13.3                     14.6
Amendments..................................................                -                        -
Curtailments................................................                1.5                      -
Special termination benefits................................                6.4                       .1
Actuarial (gains) losses....................................              (20.5)                   (10.7)
Benefits paid...............................................               (5.2)                    (7.8)
                                                                --------------------     --------------------
Benefit obligation, end of year.............................              200.8                    203.6
                                                                --------------------     --------------------

Change in plan assets:
Fair value of plan assets, beginning of year................              174.1                    192.1
Return on plan assets.......................................               17.6                     10.3
Employer contributions......................................                5.6                     10.6
Benefits paid...............................................               (5.2)                    (7.8)
                                                                --------------------     --------------------
Fair value of plan assets, end of year......................              192.1                    205.2
                                                                --------------------     --------------------

Funded status...............................................               (8.7)                     1.6
Unrecognized net actuarial gain.............................              (37.9)                   (39.4)
Unrecognized prior service cost.............................                8.0                      7.5
Contributions...............................................               10.6                      5.2
Additional minimum liability................................                --                       --
                                                                --------------------     --------------------
Net amount recognized.......................................      $       (28.0)           $       (25.1)
                                                                ====================     ====================


                      S.D. WARREN COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Amounts recognized in the balance sheet consist of:


Prepaid benefit cost                                              $         6.3            $         8.7
Accrued benefit liability                                                 (34.3)                   (33.8)
Intangible asset                                                           --                       --
                                                                --------------------     --------------------
                                                                  $       (28.0)           $       (25.1)
                                                                ====================     ====================

The projected benefit obligation at September 29, 1999 and September 27, 2000 was determined using assumed discount rates of 7.5% and 7.75%, respectively, and assumed long-term rates of compensation increases of 4.0% for both years. The assumed rate of return on plan assets (on an annualized basis) was 9.25% for fiscal years 1999 and 2000, respectively.

The projected benefit obligations and fair value of plan assets for pension plans with benefit obligations in excess of plan assets were $135.2 million and $121.7 million, respectively, as of September 29, 1999 and $101.3 million and $94.1 million, respectively, as of September 27, 2000.

The components of the net pension cost are as follows (in millions):

                                                                          YEAR ENDED
                                            -----------------------------------------------------------------------
                                              SEPTEMBER 30,            SEPTEMBER 29,        SEPTEMBER 27,
                                                  1998                      1999                2000
                                            ---------------------    ---------------------    ---------------------

   Service cost...........................      $       7.1              $       7.6              $       6.6
   Interest cost..........................             12.3                     13.3                     14.6
   Expected return on plan assets.........            (13.5)                   (15.9)                   (18.2)
   Amortization of prior service cost.....              0.4                      0.7                      0.6
   Recognized net actuarial gain..........             (0.5)                    (0.6)                    (1.4)
                                            ---------------------    ---------------------    ---------------------
   Total..................................              5.8                      5.1                      2.2
   Curtailment loss.......................              --                       0.8                      -
                                            ---------------------    ---------------------    ---------------------
   Net pension cost.......................      $       5.8              $       5.9            $         2.2
                                            =====================    =====================    =====================

SAVINGS PLANS

Warren currently sponsors two 401(k) defined contribution plans covering substantially all Warren employees pursuant to which Warren is obligated to match employee contributions, up to specified amounts. Warren contributions to these plans totaled $5.3 million, $5.2 million and $4.9 million for fiscal years 1998, 1999 and 2000, respectively.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

Warren has a Supplemental Executive Retirement Plan for which key executives are eligible to participate provided such individuals meet specified criteria upon retirement. Payments pursuant to the plan are made at the time key executives' retire. The related expense is recorded in each fiscal year based on actuarially determined amounts. To date, payments made and expenses incurred pursuant to the plan have not been material to Warren's consolidated results of operations or cash flows.

NOTE 17 - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Warren sponsors a defined benefit postretirement plan that provides health care and life insurance benefits to eligible retired employees. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of service. The current portion of Warren's net postretirement liability was $1.3 million and $2.3 million at September 29, 1999 and September 27, 2000, respectively.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following schedule provides the plan's funded status and net accrued postretirement benefit cost recognized in the Company's consolidated balance sheets at year-end (in millions):


                                                                                             YEAR ENDED
                                                                 -----------------------------------------------------------------
                                                                 SEPTEMBER 30, 1998     SEPTEMBER 29, 1999     SEPTEMBER 27, 2000
                                                                 -------------------    -------------------    -------------------
       Net postretirement benefit cost:
       Service cost.........................................         $       2.5            $       2.6            $       2.6
       Interest cost........................................                 2.7                    2.9                    4.0
       Amortization of unrecognized prior service cost......                (0.1)                  (0.1)                  (0.1)
       Curtailment loss.....................................                --                      2.4                    -
                                                                 -------------------    -------------------    -------------------
       Net postretirement benefit cost......................         $       5.1            $       7.8            $       6.5
                                                                 ===================    ===================    ===================

       Change in benefit obligation:
       Benefit obligation, beginning of year................         $      34.2            $      39.9            $      49.9
       Service cost.........................................                 2.5                    2.6                    2.6
       Interest cost........................................                 2.7                    2.9                    4.0
       Curtailment loss.....................................                 --                     2.4                    -
       Special termination benefits.........................                 --                     1.0                    -
       Actuarial losses.....................................                 1.1                    2.4                    5.5
       Benefits paid........................................                (0.6)                  (1.3)                  (2.1)
                                                                 -------------------    -------------------    -------------------
       Benefit obligation, end of year......................                39.9                   49.9                   59.9

       Fair value of plan assets............................                 --                     --                     --
                                                                 -------------------    -------------------    -------------------

       Funded status........................................               (39.9)                 (49.9)                 (59.9)
       Unrecognized net actuarial (gain) loss...............                (0.7)                   1.7                    6.9
       Unrecognized prior service cost......................                (0.8)                  (0.8)                  (0.7)
                                                                 -------------------    -------------------    -------------------
       Net amount recognized................................         $     (41.4)           $     (49.0)           $     (53.7)
                                                                 ===================    ===================    ===================

The discount rates used to estimate the benefit obligations as of September 29, 1999 and September 27, 2000 were 7.5% and 7.5%, respectively. The initial health care cost trend rates used to value the benefit obligation were 6.0%, 6.5% and 6.5% at September 30, 1998, September 29, 1999 and September 27, 2000, respectively, decreasing gradually to an ultimate rate of 4.75%, 4.0% and 4.5% in the year 2008. A one-percentage point increase in the assumed health care trend rate for each future year would increase the APBO by approximately 6.5% at September 27, 2000 and would increase the sum of the benefits earned and interest cost components of net postretirement benefit cost for 2000 by approximately 8.8%.

NOTE 18 - OTHER LIABILITIES (IN MILLIONS)


                                                                   SEPTEMBER 29,           SEPTEMBER 27,
                                                                       1999                    2000
                                                                --------------------    --------------------
   Accrued workers' compensation............................      $        22.6           $        10.7
   Accrued pension and other postretirement benefits........               65.1                    70.0
   Deferred gain on sale\leaseback..........................               13.6                    12.5
   Other accrued liabilities................................               16.8                    13.7
                                                                --------------------    --------------------
                                                                  $       118.1           $       106.9
                                                                ====================    ====================

                      S.D. WARREN COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 19 - WARREN SERIES B REDEEMABLE EXCHANGEABLE PREFERRED STOCK

Warren has 10.0 million authorized shares of 14% Series B redeemable exchangeable preferred stock ("Preferred Stock"), of which 3.0 million shares were issued and outstanding through June 14, 1999. On June 15, 1999 (the "Exchange Date"), the Company exchanged, pursuant to its option in the Preferred Stock agreement, all of the issued and outstanding Preferred Stock at the liquidation value of $139.0 million, representing $25.00 per share plus accrued and unpaid dividends, for 14% Series B Subordinated Exchange Debentures due 2006 (the "Exchange Debentures") with a principal amount of $139.0 million. The difference between the Preferred Stock's liquidation value of $139.0 million and the carrying value of $132.9 million as of the Exchange Date has been recorded as a discount on the Exchange Debentures and is being amortized as interest expense, using the effective interest rate method, over the remaining term of the Exchange Debentures. On the Exchange Date, all rights with respect to the Preferred Stock were terminated, and dividends on the Preferred Stock ceased to accrue on and after the Exchange Date.

The following table indicates the dividend, accretion and redemption activity on the Preferred Stock for fiscal years 1998 and 1999 (in millions):


 Balance, October 1, 1997...............................................................    $ 103.2
      Dividends and accretion...........................................................       16.3
                                                                                           ----------

 Balance, September 30, 1998............................................................      119.5
      Dividends and accretion...........................................................       13.4

      Redemption of Preferred Stock.....................................................     (132.9)
                                                                                           ----------
 Balance, September 29, 1999............................................................    $   --
                                                                                           ==========

NOTE 20 - RELATED PARTY TRANSACTIONS

Pursuant to the limitations on restricted payments outlined in the Credit Agreement, the indenture relating to the Notes and the Exchange Debentures, the Company may make cash payments to Holdings, including, among other things, (i) amounts under a tax sharing agreement to be entered into between the Company and Holdings necessary to enable Holdings to pay the Company's taxes and (ii) administrative fees to Holdings and amounts to cover various specified costs and expenses of Holdings. The associated administrative fee expensed was $1.0 million, $1.0 million, and $0 million for each of the fiscal years 1998, 1999 and 2000, respectively.

In addition to the above, Warren has contracted through a management services agreement with Sappi Fine Paper plc ("SFP") to provide management advisory services. The aggregate fee paid by Warren is limited to an annual amount of $1.0 million. The aggregate fees charged to Warren by Sappi Fine Paper were $1.0 million, $7.3 million and $9.1 million in fiscal years 1998, 1999 and 2000, respectively, of which $14.4 million is accrued as a liability in the accompanying balance sheet at September 27, 2000.

Warren sells products to certain Sappi subsidiaries (Sappi Europe, Sappi UK, Sappi South Africa, Specialty Pulp Services and U.S. Paper). These subsidiaries then resell Warren products to external customers at market prices. Net of a 5% commission, Warren shipped $114.9 million, $118.1 million and $138.2 million of products to Sappi subsidiaries for fiscal years 1998, 1999 and 2000, respectively. Trade accounts receivable at September 29, 1999 and September 27, 2000 included approximately $24.9 million and $35.6 million, respectively, due from subsidiaries of Sappi. Amounts as of September 29, 1999 and September 27, 2000 are included in the pool of receivables securitized under the A/R Facility (see Note 6).

Warren also imports products from certain Sappi affiliates (Sappi UK, Hannover Papier, and KNP Leykam) for sale to its North American customers. Warren resells these products at market prices and remits the proceeds, net

                      S.D. WARREN COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

of a 5% sales commission, to the Sappi affiliates. Net of commissions, Warren imported approximately $26.8 million, $74.6 million and $110.6 million of products from certain Sappi affiliates for fiscal years 1998, 1999 and 2000, respectively. Accounts payable at September 29, 1999 and September 27, 2000 included $16.8 million and $28.3 million, respectively, due to subsidiaries of Sappi.

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

Net sales information by the Company's product groups are as follows (in millions):


                                                              YEAR ENDED
                                  ----------------------------------------------------------------------
                                     SEPTEMBER 30,             SEPTEMBER 29,           SEPTEMBER 27,
                                          1998                     1999                    2000
                                  ---------------------    ---------------------   ---------------------
Coated Papers...................      $   1,037.8              $   1,048.9             $   1,126.5
Uncoated Papers.................            242.0                    237.0                   248.2
Specialty Papers & other........            179.1                    138.8                   183.0
                                  ---------------------    ---------------------   ---------------------
     Total......................      $   1,458.9              $   1,424.7             $   1,557.7
                                  =====================    =====================   =====================

Net sales to unaffiliated customers which individually exceed 10% of total net sales amounted to approximately 53.8%, 57.1% and 60.6% of net sales for fiscal years 1998, 1999 and 2000, respectively. Each of these customers is a merchant that resells the Company's paper products to a wide range of users. The loss of any of these customers could have a material effect on the Company's business and consolidated results of operations. Net sales to each customer are indicated below (in millions):


                                                                                            YEAR ENDED
                                                             -----------------------------------------------------------------------
                                                             SEPTEMBER 30,              SEPTEMBER 29,            SEPTEMBER 27,
                                                                 1998                       1999                     2000
                                                             ---------------------    ---------------------    ---------------------
                   1.....................................    $     353.0              $     404.7              $     498.1
                   2.....................................          202.9                    183.5                    224.1
                   3.....................................          228.6                    225.4                    222.3


At September 29, 1999 and September 27, 2000, approximately 44.2% and 51.2%, respectively, of the Company's net trade receivables, including those receivables which are securitized and sold, were concentrated in these three customers.

The Company had net sales to customers outside the United States ("Export Sales") of $185.0 million, $181.3 million and $210.8 million for fiscal years 1998, 1999 and 2000, respectively. Export Sales are primarily to Canada, Europe, Australia, Latin America, and the Far East. Export Sales do not exceed 10% of total net sales for any geographic region. Net sales outside North America are primarily handled by the Company's affiliates under the common control of Sappi.

                                   SCHEDULE II

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                  (IN MILLIONS)

                                                      BALANCE AT            COST AND           DEDUCTIONS         BALANCE AT END
                                                     BEGINNING OF           EXPENSES          (PRINCIPALLY           OF PERIOD
                                                        PERIOD                                 WRITE-OFFS)
                                                    ----------------    -----------------    ----------------     ----------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year ended September 27, 2000....................     $     3.5           $    --              $     1.3            $     2.2
Year ended September 29, 1999....................           5.4                --                    1.9                  3.5
Year ended September 30, 1998....................           5.0                 2.7                  2.3                  5.4


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

                                                             S.D WARREN COMPANY
                                                        By: /S/ MONTE R. HAYMON
                                                           --------------------
                                                               Monte R. Haymon

                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: December 4, 2000

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


                SIGNATURE                                    TITLE                                           DATE
                ---------                                    -----                                           ----

                                            President, Chief Executive Officer and                      December 8, 2000
           /s/ MONTE R. HAYMON              Director (Principal Executive Officer)
--------------------------------------
             Monte R. Haymon

                                            Chief Financial Officer, Vice President,                    December 8, 2000
             /s/ MARK BECKER                Treasurer, Assistant Secretary and
--------------------------------------      Director (Principal Financial and
                Mark Becker                 Accounting Officer)


                                            Vice President and Director                                 December 8, 2000
            /s/ O. HARLEY WOOD
--------------------------------------
              O. Harley Wood

                                            Director                                                    December 8, 2000
             /s/ JAMES FRICK
--------------------------------------
               James Frick

                                            Director                                                    December 8, 2000
            /s/ EUGENE VAN AS
--------------------------------------
              Eugene Van As

                                            Director                                                    December 8, 2000
            /s/ DONALD WILSON
--------------------------------------
              Donald Wilson

                                            Director                                                    December 8, 2000
           /s/ D'OEKO BOSSCHER
--------------------------------------
             D'oeko Bosscher

                                            Director                                                    December 8, 2000
           /s/ HENRY MOLLENHAUER
--------------------------------------
             Henry Mollenhauer
