Form 10-Q
period 2000-12-31
WARREN S D CO /PA/
filed 2001-02-14
CIK 935704

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        FORM 10-Q FINANCIAL INFORMATION*

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 31, 2000

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________


                        Commission file number: 33-88496*

                               S.D. WARREN COMPANY
                               -------------------
             (Exact name of registrant as specified in its charter)

            PENNSYLVANIA                             23-2366983
- -------------------------------------------------------------------------------
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

225 Franklin Street, Boston, Massachusetts              02110
- -------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

                                 (617) 423-7300
- -------------------------------------------------------------------------------
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

- -------------------------------------------------------------------------------
* This report is being voluntarily filed with the Securities and Exchange Commission (the "Commission") pursuant to the registrant's contractual obligations to file with the Commission all financial information that would be required to be filed on a Form 10-Q. The registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                          FORM 10-Q, DECEMBER 31, 2000

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company wishes to caution readers that this Report on Form 10-Q for S.D. Warren Company and subsidiaries (the "Company") contains certain "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. The words "believe," "anticipate," "intend," "estimate," "plan," "assume," and other similar expressions which are predictions of or indicate future events and future trends which do not relate to historical matters identify forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which are in some cases beyond the control of the Company and may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Certain factors that may cause such differences include, but are not limited to the following: (a) increased competition from either domestic or foreign paper producers, including increases in competitive capacity through construction of new mills or conversion of older facilities to produce competitive products, (b) variations in demand for the Company's products, (c) changes in the cost or availability of the raw materials used by the Company, particularly market pulp and wood, and energy, (d) costs of compliance with new environmental laws and regulations, (e) decisions by the Company to make a significant acquisition or a significant increase in production capacity, (f) competitive pricing pressures for the Company's products, (g) unanticipated manufacturing disruptions, and (h) changes in environmental, tax and other laws and regulations. These and other factors that might cause differences between actual and anticipated results, performance, and achievements are discussed in greater detail in this Report on Form 10-Q. See also "Market Overview" under Part I, Item 2, Management's Discussion and Analysis of Results of Operations and Financial Condition.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                          FORM 10-Q, DECEMBER 31, 2000


                                TABLE OF CONTENTS

                                                                                                             PAGE NO.
                                                                                                             --------
PART I - FINANCIAL INFORMATION


   ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                   Notes to Unaudited Condensed Consolidated Financial Statements.................................7


   ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
              FINANCIAL CONDITION................................................................................12


   ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................................17


PART II - OTHER INFORMATION......................................................................................18


      Item 1.    Legal Proceedings...............................................................................18


      Item 2.    Changes in Securities...........................................................................18


      Item 3.    Default upon Senior Securities..................................................................18


      Item 4.    Submission of Matters to a Vote of Security Holders.............................................18


      Item 5.    Other Information...............................................................................18


      Item 6.    Exhibits and Reports on Form 8-K................................................................18


   SIGNATURE.....................................................................................................19

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN MILLIONS, UNAUDITED)


                                                          THREE MONTHS               THREE MONTHS
                                                              ENDED                     ENDED
                                                        DECEMBER 29, 1999         DECEMBER 31, 2000
                                                        -----------------         -----------------
Net sales                                                    $  361.8                 $  388.7
Cost of goods sold                                              288.4                    330.7
                                                        -----------------         -----------------
Gross profit                                                     73.4                     58.0
Selling, general and administrative expense                      38.4                     40.1
                                                        -----------------         -----------------
Income from operations                                           35.0                     17.9
Other income, net                                                 3.2                      0.9
Interest expense                                                 16.2                     11.7
                                                        -----------------         -----------------
Income before income taxes                                       22.0                      7.1
Income tax expense                                                8.8                      2.8
                                                        -----------------         -----------------
Net income                                                   $   13.2                 $    4.3
                                                        =================         =================

See accompanying notes to unaudited condensed consolidated financial statements.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (IN MILLIONS, UNAUDITED)


                                                                SEPTEMBER 27,            DECEMBER 31,
                                                                    2000                     2000
                                                                -------------            ------------
                                     ASSETS

Current Assets:
        Cash and cash equivalents                               $     39.5               $     16.2
        Trade accounts receivable, net                                74.7                     50.2
        Other receivables                                             18.2                     24.3
        Inventories, net                                             210.1                    235.4
        Deferred income taxes                                         12.3                     12.3
        Other current assets                                          19.6                     14.8
                                                                -------------            ------------
             Total current assets                                    374.4                    353.1
Plant assets, net                                                    977.1                    999.0
Goodwill, net                                                         75.0                     74.0
Deferred financing fees, net                                          12.9                     12.3
Other assets, net                                                     33.0                     32.5
                                                                -------------            ------------
              Total assets                                      $  1,472.4               $  1,470.9
                                                                =============            ============

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
        Current maturities of long-term debt                    $     14.8               $     12.2
        Accounts payable                                             168.5                    178.6
        Accrued and other current liabilities                        110.3                    100.9
                                                                -------------            ------------
              Total current liabilities                              293.6                    291.8
                                                                -------------            ------------
Long-term debt:
        Term loans                                                   211.2                    201.3
        Exchange debentures                                          134.0                    134.2
        Revenue bonds                                                106.9                    106.9
                                                                -------------            ------------
              Total long-term debt                                   452.1                    442.4
Deferred income taxes                                                129.0                    134.2
Other liabilities                                                    106.9                    107.4
                                                                -------------            ------------
              Total liabilities                                      981.6                    975.7
                                                                -------------            ------------
Stockholder's equity:
        Common stock ($.01 par value;
          1,000 shares authorized;
          100 shares issued and outstanding)                          --                       --
        Capital in excess of par value                               321.4                    321.4
        Retained earnings                                            169.4                    173.7
                                                                -------------            ------------
              Total stockholder's equity                             490.8                    495.1
                                                                -------------            ------------
              Total liabilities and stockholder's equity        $  1,472.4               $  1,470.9
                                                                =============            ============

See accompanying notes to unaudited condensed consolidated financial statements.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN MILLIONS, UNAUDITED)


                                                                                   THREE MONTHS ENDED
                                                                              -----------------------------
                                                                              DECEMBER 29,      DECEMBER 31
                                                                                  1999            2000
                                                                              ------------      -----------
Cash Flows from Operating Activities:
        Net income                                                              $  13.2         $   4.3
        Adjustments to reconcile net income to net cash provided by operating activities:
                Depreciation and amortization                                      24.6            25.8
                Deferred income taxes                                               3.5             5.2
        Changes in assets and liabilities:
                   Trade and other accounts receivable, net                       (25.0)           18.4
                   Inventories, net                                               (18.4)          (25.3)
                   Accounts payable, accrued and other current liabilities         (8.0)            0.7
                   Other assets and liabilities                                    14.7             5.9
                                                                              ------------      -----------
                      Net cash provided by operating activities                     4.6            35.0
                                                                              ------------      -----------
Cash Flows from Investing Activities:
        Investment in plant assets                                                (12.5)          (45.7)
        Other investing activities                                                 (0.5)           --
                                                                              ------------      -----------
                      Net cash used in investing activities                       (13.0)          (45.7)
                                                                              ------------      -----------
Cash Flows from Financing Activities:
        Proceeds from short term borrowings                                        --               1.0
        Repayments of short term borrowings                                        --              (3.6)
        Repayments of long-term debt                                               --             (10.0)
        Other financing activities                                                  0.2            --
                                                                              ------------      -----------
                Net cash  provided by (used in) financing activities                0.2           (12.6)
                                                                              ------------      -----------
Net change in cash and cash equivalents                                            (8.2)          (23.3)
                                                                              ------------      -----------
Cash and cash equivalents:
        Beginning of period                                                        73.8            39.5
                                                                              ------------      -----------
        End of period                                                           $  65.6         $  16.2
                                                                              ------------      -----------
Supplemental Cash Flow Information:
        Cash paid during the period for:
                Interest                                                        $  28.0         $  22.3
                                                                              ============      ===========
                Income taxes                                                    $   0.3         $  --
                                                                              ============      ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                          FORM 10-Q, DECEMBER 31, 2000


NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF  PRESENTATION

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of S.D. Warren Company (the "Company") and its subsidiaries, doing business as Sappi Fine Paper North America ("SFPNA" ). Intercompany balances and transactions have been eliminated in the preparation of the accompanying unaudited condensed consolidated financial statements.

The Company is a direct wholly owned subsidiary of SDW Holdings Corporation ("Holdings"). Holdings is an indirect subsidiary of Sappi Limited ("Sappi").

BUSINESS

The Company manufactures printing, publishing and specialty papers and has pulp operations vertically integrated with certain of its manufacturing facilities. The Company currently operates four paper mills with total annual production capacity of approximately 1.5 million tons of paper. The Company also owns a sheeting facility in Allentown, Pennsylvania, with annual sheeting capacity of approximately 100,000 tons, and has other sheeting capabilities located at its Muskegon, Michigan mill (205,000 tons annually) and Mobile, Alabama mill (144,000 tons annually). The Company also operates several regional distribution facilities. Together these represent the Company's single line of business. The Company also owns an undivided interest in a bankruptcy remote subsidiary (see Note 5).

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

UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company's financial position and results of operations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 2000. The unaudited condensed consolidated results of operations for the three months ended December 31, 2000 are not necessarily indicative of results that could be expected for a full year.

COMPREHENSIVE INCOME

The Company's only component of comprehensive income is Net Income.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                          FORM 10-Q, DECEMBER 31, 2000


NOTE 2.  ACCOUNTING PRONOUNCEMENTS

In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued in June 1998. SFAS No. 133 (as amended by SFAS No. 138) was adopted by the Company in the first quarter of fiscal year 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The Company reviews its contracts on an ongoing basis. The Company has evaluated SFAS No. 133 (as amended by SFAS No. 138) and has determined that there is no significant effect on the Company's consolidated financial statements.

NOTE 3.  RELATED PARTY TRANSACTIONS

The Company sells products to certain Sappi subsidiaries (Sappi Europe, Sappi UK, Sappi South Africa, Specialty Pulp Services and U.S. Paper). These subsidiaries then resells the Company's products to external customers at market prices and remit the proceeds from such sales to the Company, net of a 5% sales commission. Net of commissions, the Company shipped $30.5 million and $31.1 million to certain Sappi subsidiaries for the three months ended December 31, 2000 and December 29, 1999, respectively. At December 31, 2000, interaffiliate trade and non-trade receivables totaled $25.8 million. At December 29, 1999, interaffiliate trade and non-trade receivables totaled $31.2 million.

The Company also imports products from certain affiliates (Sappi UK, Hannover Papier, and beginning in the fourth quarter of fiscal 1998, KNP Leykam) for sale to the Company's North American customers. The Company resells these products at market prices and remits the proceeds, net of a 5% sales commission, to the Sappi affiliates. Net of commissions, the Company imported approximately $31.1 million and $23.3 million of products from these Sappi affiliates for the three months ended December 31, 2000 and December 29, 1999, respectively.

In addition to the above, the Company has contracted through a management services agreement with Sappi Fine Paper Plc ("SFP") to provide management advisory services. The aggregate fee paid by the Company is limited to an annual amount of $1.0 million. The aggregate fees charged to the Company by SFP were $2.7 million and $2.3 million for the three months ended December 31, 2000 and December 29, 1999, respectively. The accompanying balance sheets at December 31, 2000 and September 27, 2000 include accrued management advisory service fees of $17.1 million and $14.4 million, respectively.

NOTE 4.  INVENTORIES, NET (IN MILLIONS)

                                                                       SEPTEMBER 27, 2000     DECEMBER 31, 2000
                                                                       ------------------     -----------------
Finished products                                                            $  94.0               $ 113.1
Work in process                                                                 37.5                  32.5
Pulp, logs and pulpwood                                                         37.4                  46.9
Maintenance parts and other supplies                                            41.2                  42.9
                                                                             -------               -------
                                                                             $ 210.1               $ 235.4
                                                                             =======               =======

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                          FORM 10-Q, DECEMBER 31, 2000


NOTE 5.  SALE OF TIMBERLANDS

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

On January 21, 1999, the Notes Receivable were contributed to a wholly owned bankruptcy remote subsidiary, SDW Timber III LLC ("SDW III"). On February 12, 1999, SDW III issued an aggregate of $156.0 million of SDW III Notes Payable using the Notes Receivable as a pledge of security. The earnings of SDW III, of $0.5 million, which consist primarily of interest income earned on the Notes Receivable, net of interest expense incurred on the SDW III Notes Payable, are included in other income for the three months ended December 31, 2000. The Company's investment in the undivided interest in SDW III of approximately $25.6 million and $25.3 million is included primarily in other noncurrent assets as of December 31, 2000 and September 27, 2000, respectively.

NOTE 6.  FORCE MAJEURE EVENT

On November 2, 1999, a paper machine malfunction caused a fire at the Muskegon, Michigan mill. The fire resulted in the temporary closure of the mill, but operations were restored at the mill, excluding the affected paper machine, within 24 hours of the incident. The Company commenced producing paper on the affected paper machine during the second week of December 1999. Total losses are not expected to exceed the Company's insurance coverage limits, net of deductibles, which include both business interruption and property loss coverage. The Company has recorded a receivable from its insurance company for property damage of $27.0 million, of which $23.5 million has been collected as of December 31, 2000. In addition, the Company has recorded an $8.0 million recovery for the business interruption claim caused by damages incurred with respect to the Muskegon fire, all of which has been collected from the insurance carrier as of December 31, 2000.

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

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                          FORM 10-Q, DECEMBER 31, 2000


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

In April 1998, the EPA issued final regulations that impose new air and water quality standards aimed at further reductions of pollutants from pulp and paper mills, particularly those conducting bleaching operations (generally referred to as the "cluster rules"). Compliance with the cluster rules will be required beginning in April 2001 for the Somerset, Maine and Muskegon, Michigan mills. Approximately $59.0 million has already been incurred, primarily for required improvements at the Somerset and Muskegon mills. Capital spending was completed in 1998 at the Somerset mill, which has installed elemental chlorine free (ECF) technology and is in compliance with the effluent guidelines of the cluster rules.

The Company believes that future capital expenditures for environmental compliance, the bulk of which are for cluster rules compliance at Muskegon, will aggregate approximately $15.0 million to $25.0 million through fiscal year 2002.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

The Company has a long-term agreement (the "Energy Agreement") with Mobile Energy Services Corporation ("MESC") to buy electric power and steam for the Mobile paper mill at rates that provide for MESC to recover fuel and capital costs. Kimberly-Clark has closed their pulp mill at the Mobile site effective September 1999. The closure of the Kimberly-Clark pulp mill may result in a MESC default under certain bond indentures. In January 1999, MESC filed for bankruptcy. The Company continues to evaluate the impact on continued MESC operations of the closure of the Kimberly-Clark pulp mill.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                          FORM 10-Q, DECEMBER 31, 2000


Loss of biomass and black liquor fuels historically provided to MESC by the pulp mill resulted in increased energy rates in Mobile during fiscal year 2000 and the three months ended December 31, 2000.

A substantial majority of the Company's electricity requirements are satisfied through its own generation or cogeneration agreements. The Company's power requirements at its Somerset mill are currently satisfied through a cogeneration agreement whereby the mill cogenerates electricity and sells the output to Central Maine Power ("CMP") at market rates. The CMP agreement relating to the Somerset mill historically also provided, but did not require, that the mill purchase electricity from CMP at the same rate. The Somerset agreement expires in the year 2012. Commencing March 1, 2000, as a result of deregulation of the Maine power industry, CMP was no longer permitted to sell power to its customers. Accordingly, the Company has entered into a new one-year agreement with a third party to purchase all of Somerset's power needs through March 23, 2001. The Company is currently evaluating the impact of deregulation on its energy rates at Somerset. The Company also has recently entered into a one-year agreement expiring March 21, 2002 with the same third party pursuant to which the Westbrook mill cogenerates electricity and sells any excess output not used by the mill to the third party. Power sales revenue is recognized by the Company at the time that power is provided to or used by CMP based on fixed rates per kilowatt-hour in the case of the Westbrook agreement and variable rates per kilowatt-hour in the case of the Somerset agreement.

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

In April 2000, 18 individuals filed a lawsuit against the Company, Kimberly-Clark and several other defendants in Somerset County Court, Maine. The plaintiffs allege that they suffered personal injury as a result of hazardous waste from various sources, which was allegedly transported to and stored at a local landfill during the period from 1976 through 1986. Plaintiffs have recently requested the right to amend their complaint to add The Chinet Company as an additional defendant and to bring several new theories of liability, which relate to the air discharges from the mills and land spreading. In terms of Sappi's purchase of the Company from Scott Paper Company in 1994, the Company is indemnified for monitoring, clean up and any other costs relating to or arising out of the affected landfill. While the Company does not believe that the lawsuit will have a material adverse effect on its operating results or

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                          FORM 10-Q, DECEMBER 31, 2000


financial position, including due to the possibility that the Company is indemnified for this matter, there can be no assurance that this will be the case.

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

NOTE 9. SEGMENTS AND OTHER RELATED INFORMATION

The Company's segments have been aggregated into a single reportable segment since they have similar economic characteristics, products, production processes, types of customers and distribution methods. Business segment revenue for the three months ended December 29, 1999 and December 31, 2000 follow:

                                                        THREE MONTHS ENDED
                                            -------------------------------------------
                                             DECEMBER 29,           DECEMBER 31,
                                                 1999                   2000
                                           ------------------    --------------------
Coated Papers                                  $     268.4           $     290.8
Uncoated Papers                                       57.8                  60.4
Specialty Papers and Other                            35.6                  37.5
                                           ------------------    --------------------
     Total                                     $     361.8           $     388.7
                                           ==================    ====================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

MARKET OVERVIEW

The market for coated paper has historically experienced price fluctuations driven by global supply-demand imbalances, inventory shifts, and the availability and relative pricing of imported paper products. Coated free sheet industry shipments from U.S. producers declined during the three months

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                          FORM 10-Q, DECEMBER 31, 2000


ended December 31, 2000 from the same three months ended December 29, 1999 due primarily to an increase in coated imports and a shift in demand from lightweight coated woodfree to coated groundwood. Increased coated free sheet imports, together with enhanced domestic production output levels, have over the past few years played a key role in placing downward pressure on coated free sheet industry pricing. Similarly to the three months ended December 29, 1999, supply exceeded demand during the three months ended December 31, 2000, which put downward pressure on prices.

The uncoated paper market continues to suffer from a slowdown in demand and increasing inventories. The Company's uncoated volume has declined slightly reflecting market softness. The technical papers market is growing overall, driven primarily by growth in the pet foods market. Price in both markets continues to be flat.

The Company's release papers products experienced 1% volume growth in fiscal year 2001 as compared to fiscal year 2000. The high end product line continues to benefit from continued product quality improvements and strong demand in the Far East and South America, but sales volume of the commodity product line declined due to a slowdown in the U.S. automotive market and slower sales in South America. Prices increased 3% over fiscal year 2000 due to improved product mix, but by product line, prices remained flat with recent price increases offset by exchange rate changes in the European market.

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

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                          FORM 10-Q, DECEMBER 31, 2000

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 29, 1999

The Company changed its financial closing calendar for fiscal year 2001 which results in an additional five days being included in the first quarter ended December 31, 2000.

NET SALES

Net Sales for the three months ended December 31, 2000 were $388.7 million compared to $361.8 million for the three months ended December 29, 1999, an increase of $26.9 million or 7.4%. The increase was primarily due to a 22,000 ton or a 6% increase in paper shipment volume.

COST OF GOODS SOLD

Cost of goods sold for the three months ended December 31, 2000 was $330.7 million, compared to $288.4 million for the three months ended December 29, 1999. Cost of goods sold on a per paper ton basis increased to $858 per paper ton for the three months ended December 31, 2000 from $784 per paper ton for the three months ended December 29, 1999. The increase was primarily due to increased energy and pulp prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense totaled $40.1 million for the three months ended December 31, 2000 compared to $38.4 million for the three months ended December 29, 1999. The increase over the prior year's quarter is primarily attributable to the additional five days included in the quarter ended December 31, 2000.

OTHER INCOME, NET

Other income, net includes interest income of $0.7 million and $1.5 million for the three months ended December 31, 2000 and December 29, 1999, respectively. Of the $0.7 million for the three months ended December 31, 2000, $0.5 million represented interest earned on the Notes Receivable received in exchange for the sale of the Company's timberlands (net of interest expense accrued on the SDW Timber III Notes Payable).

INTEREST EXPENSE AND TAXES

Interest expense for the three months ended December 31, 2000 was $11.7 million compared to $16.2 million for the three months ended December 29, 1999. The decrease in interest expense is primarily due to lower long-term debt outstanding of $442.4 million at December 31, 2000 compared to $558.6 at December 29, 1999 and $452.1 at the fiscal year ended September 27, 2000. Interest expense includes the amortization of deferred financing fees.

For the three months ended December 31, 2000, income tax expense was $2.8 million, compared to $8.8 million for the three months ended December 29, 1999 primarily reflecting the change in the Company's earnings level.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                          FORM 10-Q, DECEMBER 31, 2000

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $35.0 million for the three months ended December 31, 2000 compared to $4.6 million for the three months ended December 29, 1999. This increase of $30.4 million is primarily due to decreased investment in working capital, as trade receivables decreased.

The Company's operating working capital was $30.4 million at December 31, 2000 compared to $24.2 million at September 27, 2000. Operating working capital is defined as trade accounts receivable, other receivables and inventories less accounts payable and accrued and other current liabilities. This increase resulted primarily from lower receivables offset by increased inventory levels.

Capital expenditures for the three months ended December 31, 2000 were $45.7 million, up from $12.5 million for the three months ended December 29, 1999. The increase of $ 33.2 million for the quarter ended December 31, 2000 over the quarter ended December 29, 1999 is primarily due to environmental compliance work at the Company's Muskegon, Michigan location. Capital expenditures forecasts are updated periodically, and currently project approximately $135.0 million of expenditures for the fiscal year ended September 30, 2001. In addition, the Company believes that future capital expenditures for environmental compliance, the bulk of which will be for cluster rules compliance at Muskegon, will aggregate approximately $15.0 million to $25.0 million through the fiscal year 2002.

The Company believes that cash generated by operations and amounts available under its revolving credit facility will be sufficient to meet its ongoing operating and capital expenditure requirements for the remainder of the fiscal year ended September 30, 2001.

Cash used in financing activities for the three months ended December 31, 2000 was $12.6 million compared to $0.2 million for the corresponding period of the previous year. During the three months ended on December 31, 2000, the Company made payments of $10.0 million on its long-term Revolving Credit Facility, thereby reducing the total principle outstanding on the Facility to $130 million at December 31, 2000. The Company made payments of $3.6 million on its Skowhegan Series C and D Revenue bonds, thereby reducing the total principle outstanding on Revenue bonds to $106.9 million at December 31, 2000.

LONG-TERM DEBT

At December 31, 2000, long-term debt, excluding current maturities, was $442.4 million compared to $452.1 million at September 27, 2000.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                          FORM 10-Q, DECEMBER 31, 2000

OTHER ITEMS

FORCE MAJEURE EVENT

See Note 6 - Force Majeure Event

ENVIRONMENTAL AND SAFETY MATTERS

The Company is subject to a wide variety of environmental laws and regulations relating to, among other matters, air emissions, wastewater discharges, past and present landfill operations and hazardous waste management. See Note 7 - Environmental and Safety Matters in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q for a discussion of these matters.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 - New Accounting Pronouncements in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q for a discussion of these matters.

LONG-TERM CONTRACTS

See Note 8 - Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q for a discussion of certain long-term contracts.

CONSIDERATIONS RELATING TO HOLDINGS' CASH OBLIGATIONS

The Company expects that it may make certain cash payments to Holdings or other affiliates during fiscal 2001 to the extent cash is available and to the extent it is permitted to do so under the terms of the Credit Agreement, the Indentures relating to the Notes and Exchange Debentures. Such payments may include, among other things, (i) amounts under a tax sharing agreement between the Company and Holdings necessary to enable Holdings to pay the Company's taxes, (ii) an administrative fee to Holdings and amounts to cover specified costs and expenses of Holdings, (iii) an annual advisory fee for management advisory services to Sappi and/or its affiliates, the cash payment of which is limited to $1.0 million in any one year and (iv) any dividends that might be paid to Sappi. The accompanying condensed consolidated balance sheets at December 31, 2000 and September 27, 2000, include accruals of $2.7 million and $9.1 million, respectively, relating to the annual advisory fee, the payment of which is subject to the above mentioned limitations under the terms of its current financial instruments.

Because Holdings has no material assets other than the outstanding common stock of the Company (all of which is pledged to the lenders under the Company's Credit Agreement) and all of the operations of Holdings (other than the management of its investment in the Company) are currently conducted through the Company and its subsidiaries, Holdings' ability to meet its cash obligations is dependent upon the earnings of the Company and its subsidiaries and the distribution or other provision of those earnings to Holdings. Holdings has no material indebtedness outstanding (other than advances that may be owed from time to time to the Company and guarantees in respect of indebtedness of the Company and its subsidiaries). Holdings does, however, have various obligations with respect to its equity securities (including in respect of registration rights granted by Holdings) that have required and are likely to

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                          FORM 10-Q, DECEMBER 31, 2000


continue to require cash expenditures by Holdings. The Company believes that the Credit Agreement, the Indenture relating to the Notes and the Exchange Debentures permit the Company to pay a dividend or otherwise provide funds to Holdings to enable Holdings to meet its known cash obligations for the foreseeable future, provided that the Company meets certain conditions. Among such conditions are that the Company maintain specified financial ratios and comply with certain financial tests.

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

The Company's Credit Facility bears interest at rates which fluctuate with changes in the Eurodollar rate. The majority of the Company's long-term debt, approximately $242.0 million at December 31, 2000, is at fixed interest rates. The Company's interest expense on its Credit Facility and the fair value of its fixed long-term debt is sensitive to changes in market interest rates. The effect of a 10% adverse change in market interest rates on the Company's interest expense and the fair value of its long-term debt would not be materially different than that disclosed in the Company's Annual Report on Form 10-K for the year ended September 27, 2000.

During the three months ended December 31, 2000, the Company did not engage in foreign currency hedging activities. The currency exchange impact from the Company's transactions with its affiliates was immaterial.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                          FORM 10-Q, DECEMBER 31, 2000

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

         Intentionally omitted.*

ITEM 5.  OTHER INFORMATION

         Intentionally omitted.*

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Intentionally omitted.*

- -------------------------------------------------------------------------------

* This report is being voluntarily filed with the Commission pursuant to the registrant's contractual obligations to file with the Commission all financial information that would be required to be filed on a Form 10-Q. The registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                          FORM 10-Q, DECEMBER 31, 2000


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    S.D. Warren Company

Date: February 14, 2000             BY: /s/ MARK T. BECKER
                                        ------------------------------------
                                    Mark T. Becker
                                    Chief Financial Officer, Vice President,
                                    Treasurer, Assistant Secretary and Director
                                    (Principal Financial and Accounting Officer)