Form 10-Q
period 2001-04-01
WARREN S D CO /PA/
filed 2001-05-11
CIK 935704

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        FORM 10-Q FINANCIAL INFORMATION*

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 1, 2001
                                                 -------------

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

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, APRIL 1, 2001



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

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, APRIL 1, 2001


                                TABLE OF CONTENTS


                                                                                                               PAGE NO.
PART I - FINANCIAL INFORMATION

   ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      Condensed Consolidated Statements of Operations for the three and six months ended March 29, 2000 and
      April 1, 2001 ...........................................................................................3, 4

      Condensed Consolidated Balance Sheets at September 27, 2000 and April 1, 2001...............................5

      Condensed Consolidated Statements of Cash Flows for the six months ended March 29, 2000 and
      April 1, 2001 ..............................................................................................6

      Notes to Unaudited Condensed Consolidated Financial Statements..............................................7


   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.................14

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................................20

PART II - OTHER INFORMATION......................................................................................21

      Item 1.    Legal Proceedings...............................................................................21

      Item 2.    Changes in Securities...........................................................................21

      Item 3.    Default upon Senior Securities..................................................................21

      Item 4.    Submission of Matters to a Vote of Security Holders.............................................21

      Item 5.    Other Information...............................................................................21

      Item 6.    Exhibits and Reports on Form 8-K................................................................21

   SIGNATURE.....................................................................................................22


                      S.D. WARREN COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN MILLIONS, UNAUDITED)

                                                   Three Months              Three Months
                                                       Ended                     Ended
                                                  March 29, 2000             April 1, 2001
                                                  --------------             -------------

Net sales                                              $386.9                    $366.0
Cost of goods sold                                      303.1                     314.7
                                                      --------                  --------
Gross profit                                             83.8                      51.3
Selling, general and administrative expense              38.9                      38.0
                                                      --------                  --------
Income from operations                                   44.9                      13.3
Other income, net                                         2.0                       2.1
Interest expense                                         15.7                      11.4
                                                      --------                  --------
Income before income taxes                               31.2                       4.0
Income tax expense                                       12.4                       1.6
                                                      --------                  --------
Income before extraordinary items                        18.8                       2.4
Extraordinary items, net of tax                         (10.6)                        -
                                                      --------                  --------
Net income applicable to common stockholder              $8.2                      $2.4
                                                      ========                  ========


 See accompanying notes to unaudited condensed consolidated financial statements

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN MILLIONS, UNAUDITED)




                                                  Six Months                  Six Months
                                                    Ended                       Ended
                                                March 29, 2000               April 1, 2001
                                                --------------               -------------
Net sales                                           $748.7                       $754.6
Cost of goods sold                                   590.0                        647.0
                                                   --------                     --------
Gross profit                                         158.7                        107.6
Selling, general and administrative expense           76.7                         78.1
                                                   --------                     --------
Income from operations                                82.0                         29.5
Other income, net                                      3.3                          4.7
Interest expense                                      32.1                         23.1
                                                   --------                     --------
Income before income taxes                            53.2                         11.1
Income tax expense                                    21.2                          4.4
                                                   --------                     --------
Income before extraordinary items                     32.0                          6.7
Extraordinary items, net of tax                      (10.6)                           -
                                                   --------                     --------
Net income applicable to common stockholder         $ 21.4                       $  6.7
                                                   ========                     ========


 See accompanying notes to unaudited condensed consolidated financial statements

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT FOR SHARE DATA)


                                                         September 27,             April 1,
                                                             2000                    2001
                                                         -------------           -----------
                                                                                 (unaudited)
                    ASSETS
Current Assets:
         Cash and cash equivalents                        $   39.5                $   25.0
         Trade accounts receivable, net                       74.7                    49.5
         Other receivables                                    18.2                    18.8
         Inventories, net                                    210.1                   221.4
         Deferred income taxes                                12.3                    13.5
         Other current assets                                 19.6                    18.4
                                                          --------                --------
              Total current assets                           374.4                   346.6
Plant assets, net                                            977.1                 1,002.5
Goodwill, net                                                 75.0                    73.1
Deferred financing fees, net                                  12.9                    11.7
Other assets, net                                             33.0                    31.9
                                                          --------                --------
               Total assets                               $1,472.4                $1,465.8
                                                          ========                ========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
         Current maturities of long-term debt             $   14.8                $   14.0
         Accounts payable                                    155.1                   135.9
         Accrued and other current liabilities               110.3                    90.0
                                                          --------                --------
               Total current liabilities                     280.2                   239.9
                                                          --------                --------
Long-term debt:
         Term loans                                          211.2                   224.3
         Exchange debentures                                 134.0                   134.4
         Revenue bonds                                       106.9                   106.9
                                                          --------                --------
               Total long-term debt                          452.1                   465.6
Deferred income taxes                                        129.0                   136.5
Other liabilities                                            120.3                   126.3
                                                          --------                --------
               Total liabilities                             981.6                   968.3
                                                          --------                --------
Stockholder's equity:
         Common stock ($.01 par value; 1,000 shares
         authorized; 100 shares issued and outstanding)          -                       -
         Capital in excess of par value                      321.4                   321.4
         Retained earnings                                   169.4                   176.1
                                                          --------                --------
               Total stockholder's equity                    490.8                   497.5
                                                          --------                --------
               Total liabilities and stockholder's
                 equity                                   $1,472.4                $1,465.8
                                                          --------                --------

 See accompanying notes to unaudited condensed consolidated financial statements

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN MILLIONS, UNAUDITED)


                                                                                           Six Months Ended
                                                                                    ------------------------------
                                                                                    March 29,             April 1,
                                                                                      2000                  2001
                                                                                    ---------             --------

Cash Flows from Operating Activities:
         Net income                                                                   $ 21.4               $  6.7
         Adjustments to reconcile net income to net cash provided by operating activities:
                  Depreciation and amortization                                         48.9                 50.6
                  Deferred income taxes                                                 (1.3)                 6.3
                  Non-cash extraordinary items                                           6.8                    -
                  Other non-cash items                                                     -                  0.4
         Changes in assets and liabilities:
                     Trade and other accounts receivable, net                           12.0                 24.6
                     Inventories, net                                                  (31.6)               (11.3)
                     Accounts payable, accrued and other current liabilities           (11.1)               (39.5)
                     Other assets and liabilities                                       16.4                  8.5
                                                                                      ------               ------
                        Net cash provided by operating activities                       61.5                 46.3
                                                                                      ------               ------
Cash Flows from Investing Activities:
         Investment in plant assets                                                    (27.1)               (73.0)
                                                                                      ------               ------
                        Net cash used in investing activities                          (27.1)               (73.0)
                                                                                      ------               ------

Cash Flows from Financing Activities:
         Repayments of short-term borrowings                                               -                 (7.8)
         Proceeds from long-term borrowings                                            213.8                 30.0
         Repayments of long-term debt                                                 (254.4)               (10.0)
         Other financing activities                                                     (0.3)                   -
                                                                                      ------               ------
                  Net cash  provided by (used in) financing activities                 (40.9)                12.2
                                                                                      ------               ------
Net change in cash and cash equivalents                                                 (6.5)               (14.5)
                                                                                      ------               ------
Cash and cash equivalents:
         Beginning of period                                                            73.8                 39.5
                                                                                      ------               ------
         End of period                                                                $ 67.3               $ 25.0
                                                                                      ------               ------

Supplemental Cash Flow Information:
         Cash paid during the period for:
                  Interest                                                            $ 28.0               $ 25.2
                                                                                      ======               ======
                  Income taxes                                                        $  0.3               $  2.0
                                                                                      ======               ======


 See accompanying notes to unaudited condensed consolidated financial statements

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, APRIL 1, 2001


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

The Company is a direct wholly owned subsidiary of SDW Holdings Corporation ("Holdings"). Holdings is an indirect wholly owned subsidiary of Sappi Limited ("Sappi").

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

UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company's financial position and results of operations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 2000. The unaudited condensed consolidated results of operations for the three and six months ended April 1, 2001 are not necessarily indicative of results that could be expected for a full year.

COMPREHENSIVE INCOME

The Company's only component of comprehensive income is Net Income.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, APRIL 1, 2001

RECLASSIFICATIONS

Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

NOTE 2.  ACCOUNTING PRONOUNCEMENTS

In June 2000, the Financial Accounting Standards Board, ("FASB"), issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued in June 1998. SFAS No. 133 (as amended by SFAS No. 138) was adopted by the Company in the first quarter of fiscal year 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The Company reviews its contracts on an ongoing basis. The Company has evaluated SFAS No. 133 (as amended by SFAS No.
138) and has determined that there is no significant effect on the Company's consolidated financial statements.

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125"("SFAS No. 140"). This statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement revises the standard for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125's provisions without consideration. The accounting requirements of SFAS No. 140 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and must be applied prospectively. The disclosures related to securitization transactions are required for fiscal years ending after December 15, 2000, and comparative disclosures for prior periods are not required. The Company does not expect the impact of the accounting requirements of this statement to have a material effect on the Company's consolidated financial statements.


NOTE 3.  RELATED PARTY TRANSACTIONS

The Company sells products to certain Sappi subsidiaries (Sappi Europe, Sappi UK, Sappi South Africa, Specialty Pulp Services, and U.S. Paper). These subsidiaries then resell the Company's products to external customers at market prices and remit the proceeds from such sales to the Company, net of a 5% sales commission. Net of commissions, the Company shipped $30.8 million and $61.3 million to certain Sappi subsidiaries for the three and six months ended April 1, 2001, respectively. For the same periods in the prior fiscal year, the Company shipped $33.3 million and $68.0 million net of commissions, to these Sappi subsidiaries, respectively. At April 1, 2001 and September 27, 2000, interaffiliate trade and non-trade receivables totaled $27.4 million and $35.6 million, respectively.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, APRIL 1, 2001

The Company also imports products from certain affiliates (Sappi UK, Hannover Papier and KNP Leykam) for sale to the Company's North American customers. The Company resells these products at market prices and remits the proceeds, net of a 5% sales commission, to the Sappi affiliates. Net of commissions, the Company imported approximately $22.9 million and $54.0 million of products from these Sappi affiliates for the three and six months ended April 1, 2001 and $25.6 million and $48.9 million for the three and six months ended March 29, 2000, respectively. Accounts payable at April 1, 2001 and September 27, 2000, included $32.9 million and $28.3 million, respectively, due to subsidiaries of Sappi.

In addition to the above, the Company has contracted through a management services agreement with Sappi Fine Paper Plc ("SFP") to provide management advisory services. The aggregate fee paid by the Company is limited to an annual amount of $1.0 million. The aggregate fees charged to the Company by SFP were $2.4 million and $5.1 million for the three and six months ended April 1, 2001, respectively, and $2.3 million and $4.6 million for the three and six months ended March 29, 2000, respectively. The accompanying condensed consolidated balance sheets at April 1, 2001 and September 27, 2000 include accrued management advisory service fees of $18.5 million and $14.4 million, respectively.

NOTE 4.  INVENTORIES, NET (IN MILLIONS)


                                                     SEPTEMBER 27, 2000    APRIL 1, 2001
                                                     ------------------    -------------


Finished products                                      $94.0                  $113.2
Work in process                                         37.5                    27.1
Pulp, logs and pulpwood                                 37.4                    35.4
Maintenance parts and other supplies                    41.2                    45.7
                                                      ------                  ------
                                                      $210.1                  $221.4
                                                      ======                  ======

NOTE 5.  FORCE MAJEURE EVENT

On November 2, 1999, a paper machine malfunction caused a fire at the Muskegon, Michigan mill. The fire resulted in the temporary closure of the mill, but operations were restored at the mill, excluding the affected paper machine, within 24 hours of the incident. The Company commenced producing paper on the affected paper machine during the second week of December 1999. Total losses are not expected to exceed the Company's insurance coverage limits, net of deductibles, which include both business interruption and property loss coverage. The Company has recorded a receivable from its insurance company for property damage of $27.0 million, of which $24.3 million has been collected as of April 1, 2001. In addition, the Company has recorded an $8.0 million recovery for the business interruption claim caused by damages incurred with respect to the Muskegon fire, all of which has been collected from the insurance carrier as of April 1, 2001.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, APRIL 1, 2001

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

In April 1998, the EPA issued final regulations that impose new air and water quality standards aimed at further reductions of pollutants from pulp and paper mills, particularly those conducting bleaching operations (generally referred to as the "cluster rules"). Compliance with the cluster rules is required beginning in April 2001 for the Somerset, Maine and Muskegon, Michigan mills. Approximately $70.0 million has already been incurred, primarily for required improvements at the Somerset and Muskegon mills.

The Company believes that future capital expenditures for environmental compliance, the bulk of which are for cluster rules compliance at Muskegon, will aggregate approximately $5.0 million to $15.0 million through fiscal year 2002.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, APRIL 1, 2001


NOTE 7.  COMMITMENTS AND CONTINGENCIES

The Company has a long-term agreement (the "Energy Agreement") with Mobile Energy Services Corporation ("MESC") to buy electric power and steam for the Mobile paper mill at rates that provide for MESC to recover fuel and capital costs. Kimberly-Clark has closed their pulp mill at the Mobile site effective September 1999. The closure of the Kimberly-Clark pulp mill may result in a MESC default under certain bond indentures. In January 1999, MESC filed for bankruptcy. The Company continues to evaluate the impact on continued MESC operations of the closure of the Kimberly-Clark pulp mill (see Note 10). Loss of biomass and black liquor fuels historically provided to MESC by the pulp mill resulted in increased energy rates in Mobile during fiscal year 2000 and the six months ended April 1, 2001.

A substantial majority of the Company's electricity requirements are satisfied through its own generation or cogeneration agreements. The Company's power requirements at its Somerset mill are currently satisfied through a cogeneration agreement whereby the mill cogenerates electricity and sells the output to Central Maine Power ("CMP") at a "wash rate" which matches the average rate the mill pays for the power it consumes. The CMP agreement relating to the Somerset mill historically also provided, but did not require, that the mill purchase electricity from CMP at the same rate. The Somerset agreement expires in the year 2012. Commencing March 1, 2000, as a result of deregulation of the Maine power industry, CMP was no longer permitted to sell power to its customers. Accordingly, the Company has entered into a new one-year agreement with a third party to purchase all of Somerset's power needs through February 28, 2002. The Company is currently evaluating the impact of deregulation on its energy rates at Somerset. The Company also has recently entered into a one-year agreement expiring March 21, 2002 with a third party pursuant to which the Westbrook mill cogenerates electricity and sells any excess output not used by the mill to the third party. Power sales revenue is recognized by the Company at the time that power is provided to or used by CMP based on fixed rates per kilowatt-hour in the case of the Westbrook agreement and variable rates per kilowatt-hour in the case of the Somerset agreement.

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

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, APRIL 1, 2001

In April 2000, 18 individuals filed a lawsuit against the Company, Kimberly-Clark and several other defendants in Somerset County Court, Maine. The plaintiffs allege that they suffered personal injury as a result of hazardous waste from various sources, which was allegedly transported to and stored at a local landfill during the period from 1976 through 1986. Plaintiffs have recently amended their complaint to bring several new theories of liability, which relate to the air and water discharges from the Somerset and Winslow mills and land spreading. In addition the plaintiffs allege that the defendants fraudulently concealed the character of their waste. In terms of Sappi's purchase of the Company from Scott Paper Company in 1994, the Company is indemnified for monitoring, clean up and any other costs relating to or arising out of the affected landfill. While the Company does not believe that the lawsuit will have a material adverse effect on its operating results or financial position, including due to the possibility that the Company is indemnified for this matter, there can be no assurance that this will be the case.

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

NOTE 8.  SEGMENTS AND OTHER RELATED INFORMATION

The Company's segments have been aggregated into a single reportable segment since they have similar economic characteristics, products, production processes, types of customers and distribution methods. Business segment revenue for the three and six months ended March 29, 2000 and April 1, 2001 follow:



                                                 THREE MONTHS ENDED                                  SIX MONTHS ENDED
                                     ---------------------------------------------       --------------------------------------
                                          MARCH 29,                APRIL 1,                 MARCH 29,              APRIL 1,
                                            2000                     2001                      2000                  2001
                                     --------------------     --------------------       -----------------     ----------------

           Coated Papers                 $     276.4                   $265.2                $     544.8           $     556.0
           Uncoated Papers                      68.5                     63.3                      126.3                 123.7
           Specialty Papers and                 42.0                     37.5                       77.6                  74.9
           Other
                                     --------------------     --------------------       -----------------     ------------------
                Total                    $     386.9              $     366.0                $     748.7           $     754.6
                                     ====================     ====================       =================     ==================

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, APRIL 1, 2001


NOTE 9.  TRADE ACCOUNTS RECEIVABLE

In April 1996, the Company, through a bankruptcy remote subsidiary, S.D. Warren Finance Co. ("SDWF"), entered into a receivable sales agreement that provided the Company with a five-year $90 million revolving accounts receivable securitization facility (the "A/R Facility"). The A/R Facility terminates on April 23, 2001. Accordingly, in anticipation of this termination, the Company, on April 4, 2001, through SDWF, entered into a receivables sales agreement that provides the Company with a five-year $100 million revolving accounts receivable securitization facility (the "A/R Facility II"). Under this facility and pursuant to a purchase and contribution agreement between the Company and SDWF, the company sells to SDWF, on a non-recourse basis, all rights and interests in its accounts receivables. Pursuant to this receivables purchase agreement, SDWF, in turn, securitizes certain interests in the accounts receivable pool owned by SDWF under similar terms to a third party purchaser.

The A/R Facility II also restricts SDWF with respect to certain matters including, among other things, the ability to incur liens, the ability to extend credit terms beyond their stated maturity, make certain changes to its credit policy and to create subsidiaries or change its line of business. In addition, the A/R Facility II requires that SDWF maintain certain ratios related to the performance of the underlying accounts receivable, including certain delinquency ratios, a default ratio, and a loss-to-liquidation ratio.


NOTE 10.  SUBSEQUENT EVENTS

On May 4, 2001, the Company announced that it will exit the uncoated paper business and close the Mobile, Alabama paper mill subject to the completion of a final review. The closure of the mill would result in the phase-out of the production of uncoated products and the permanent shutting of the paper machines over the next several months. The Company has made no decisions regarding the disposition of the site or the machinery at the mill. Closure of the mill would lead to a charge for restructuring and other working capital items of approximately $120 million after tax in the third quarter.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, APRIL 1, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

MARKET OVERVIEW

The market for coated paper has historically experienced price fluctuations driven by global supply and demand imbalances, inventory shifts, and the availability and relative pricing of imported paper products. Coated free sheet industry shipments from U.S. producers declined during the quarter ended December 31, 2000 and again in the quarter ended April 1, 2001 (as compared on a year over year basis). This was due in large part to an increase in coated imports, a shift in demand from lightweight coated woodfree to coated groundwood, and a general slowing of the U.S. economy. Increasing coated free sheet imports, together with enhanced domestic production, have over the past few years played a key role in placing downward pressure on coated free sheet industry pricing. Similar to the quarter ended December 31, 2000, supply exceeded demand during the quarter ended April 1, 2001, which continued to put downward pressure on prices over the first six months of the fiscal year.

The uncoated paper market continues to suffer from a slowdown in demand and high inventories. The Company's uncoated premium volume remains weak reflecting market softness. Average pricing is down versus last year. The technical papers market is beginning to reflect the seasonal slowdown.

Continued market softness, increased pulp and energy costs and downward pricing pressures have contributed negatively to the Company's results of operations in the uncoated paper business. On May 4, 2001, the Company announced that it will exit the uncoated paper business and close the Mobile, Alabama paper mill subject to the completion of a final review. The closure of the mill would result in the phase-out of the production of uncoated products and the permanent shutting of the paper machines over the next several months. The Company has made no decisions regarding the disposition of the site or the machinery at the mill. Closure of the mill would lead to a charge for restructuring and other working capital items of approximately $120 million after tax in the third quarter.

The Company's release papers products experienced 5% volume decline from the second fiscal quarter 2000. Generally deteriorating economic conditions in the U.S., combined with the slowdown in the automotive industry have dampened sales. Selling prices have increased 4% over the last year due to improved product mix. By product line, prices remain flat, with recent price increases offset by exchange rate changes in the European market. For the first six months of 2001, volume is down 3% and prices have increased 3% as compared to the same period last year.

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

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, APRIL 1, 2001


THREE MONTHS ENDED APRIL 1, 2001 COMPARED TO THREE MONTHS ENDED MARCH 29, 2000

NET SALES

Net Sales for the three months ended April 1, 2001 were $366.0 million compared to $386.9 million for the three months ended March 29, 2000, a decrease of $20.9 million or 5.4%. Paper shipment volume for the three months ended April 1, 2001 increased approximately 700 tons or 0.2% from the prior year's quarter ended March 29, 2000. The decrease in net sales from the same prior year quarter reflects the downward pricing pressures in the paper industry.

COST OF GOODS SOLD

Cost of goods sold for the three months ended April 1, 2001 was $314.7 million compared to $303.1 million for the three months ended March 29, 2000. Cost of goods sold on a per paper ton basis increased to $861 per ton for the three months ended April 1, 2001 from $798 per ton for the corresponding prior year quarter. The increase was primarily due to higher pulp and energy costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense totaled $38.0 million for the three months ended April 1, 2001 compared to $38.9 million for the three months ended March 29, 2000.

OTHER INCOME, NET

Other income, net, of $2.1 million and $2.0 million for the three months ended April 1, 2001 and March 29, 2000, respectively, includes interest income of $0.4 million and $1.6 million. For the three months ended April 1, 2001 and March 29, 2000, $0.4 million represented interest earned on the note receivable received in exchange for the sale of the Company's timberlands.

EXTRAORDINARY ITEM

The premium paid of $10.5 million in connection with the purchase of $232.4 million face value of the Company's 12% Senior Subordinated Notes (the "Notes"), together with the related $7.0 million of accelerated amortization of deferred financing fees and other costs resulted in an extraordinary loss of $10.6 million (net of $6.9 million of tax benefits) in the three months ended March 29, 2000. There were no extraordinary items for the three months ended April 1, 2001.

INTEREST EXPENSE AND TAXES

Interest expense for the three months ended April 1, 2001 was $11.4 million compared to $15.7 million for the three months ended March 29, 2000. The decrease was primarily due to lower rates obtained on the debt incurred in connection with the refinancing of the Notes. Interest expense includes the amortization of deferred financing fees.

For the three months ended April 1, 2001, income tax expense was $1.6 million, compared to $12.4 million for the three months ended March 29, 2000 primarily reflecting the change in the Company's earnings level.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, APRIL 1, 2001


SIX MONTHS ENDED APRIL 1, 2001 COMPARED TO THE SIX MONTHS ENDED MARCH 29, 2000

The Company changed its financial closing calendar for fiscal year 2001 which results in an additional five days being included in the first quarter ended December 31, 2000.

NET SALES

Net Sales for the six months ended April 1, 2001 were $754.6 million compared to $748.7 million for the six months ended March 29, 2000, an increase of $5.9 million or 0.8%. Paper shipment volume for the six months ended April 1, 2001 increased approximately 22,700 tons or 3% from the prior year's six months ended March 29, 2000. However, the positive impact of increased volume shipments was partially offset by downward pricing pressures that have impacted the paper industry during the six months ended April 1, 2001.

COST OF GOODS SOLD

Cost of goods sold for the six months ended April 1, 2001 was $647.0 million compared to $590.0 million for the six months ended March 29, 2000. Cost of goods sold on a per paper ton basis increased to $860 per paper ton for the six months ended April 1, 2001. Cost of goods sold for the six months ended March 29, 2000 is net of a $4.0 million business interruption insurance claim recovery (see Note 6). Including this insurance recovery, cost of goods sold on a per paper ton basis was $790 per ton for the corresponding prior year period. The increase was primarily due to higher pulp and energy costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense totaled $78.1 million for the six months ended April 1, 2001 compared to $76.7 million for the six months ended March 29, 2000. The increase over the prior year's quarter is primarily attributable to the additional five days included in the quarter ended December 31, 2000.

OTHER INCOME, NET

Other income, net, of $4.7 million and $3.3 million for the six months ended April 1, 2001 and March 29, 2000, respectively, includes interest income of $1.1 million and $3.1 million. For the six months ended April 1, 2001 and March 29, 2000, $0.9 million and $0.8 million, respectively, represented interest earned on the note receivable received in exchange for the sale of the Company's timberlands.

EXTRAORDINARY ITEM

The premium paid of $10.5 million in connection with the purchase of $232.4 million face value of the Company's Senior 12% Subordinated Notes (the "Notes"), together with the related $7.0 million of accelerated amortization of deferred financing fees and other costs, resulted in an extraordinary loss of $10.6 million (net of $6.9 million of tax benefits) in the six months ended March 29, 2000. There were no extraordinary items for the six months ended April 1, 2001.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, APRIL 1, 2001


INTEREST EXPENSE AND TAXES

Interest expense for the six months ended April 1, 2001 was $23.1 million compared to $32.1 million for the six months ended March 29, 2000. The decrease was primarily due to lower rates obtained on the debt incurred in connection with the refinancing of the Notes. Interest expense includes the amortization of deferred financing fees.

For the six months ended April 1, 2001, income tax expense was $4.4 million, compared to $21.2 million for the six months ended March 29, 2000. The decrease in the current year primarily reflects the change in the Company's earnings level. The prior period's tax expense is shown net of a $6.9 million tax benefit relating to the extraordinary loss on the early redemption of the Notes.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $46.3 million for the six months ended April 1, 2001 compared to $61.5 million for the six months ended March 29, 2000. This decrease of $15.2 million primarily reflects the change in the Company's earnings level.

The Company's operating working capital was $63.8 million at April 1, 2001 compared to $37.6 million at September 27, 2000. Operating working capital is defined as trade accounts receivable, other receivables and inventories less accounts payable and accrued and other current liabilities. This increase resulted primarily from increased inventory levels offset by lower receivables and accounts payable and accrued and other current liabilities.

Capital expenditures for the six months ended April 1, 2001 were $73.0 million, up from $27.1 million for the six months ended March 29, 2000. The increase of $45.9 million for the six months ended April 1, 2001 over the six months ended March 29, 2000 is primarily due to environmental compliance work at the Company's Muskegon, Michigan location. Capital expenditures forecasts are updated periodically and currently project approximately $109.0 million of expenditures for the fiscal year ended September 30, 2001. In addition, the Company believes that future capital expenditures for environmental compliance, the bulk of which will be for cluster rules compliance at Muskegon, will aggregate approximately $5.0 million to $15.0 million through fiscal year 2002.

The Company believes that cash generated by operations and amounts available under its revolving credit facility will be sufficient to meet its ongoing operating and capital expenditure requirements for the remainder of the fiscal year.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, APRIL 1, 2001


Cash provided by financing activities for the six months ended April 1, 2001 was $12.2 million compared to $40.9 million used in financing activities for the corresponding period of the previous year. During the six months ended April 1, 2001, the Company received net long-term advances of $20.0 million on its long-term revolving credit facility (the "Credit Facility"), thereby increasing the total principal outstanding on the Facility to $160 million at April 1, 2001. Pursuant to the credit agreement, relating to the Credit Facility (the "Credit Agreement"), the Company made payments of $4.2 million on the term loan, thereby decreasing the total principal outstanding on the term loan to $78.2 million at April 1, 2001. In addition, the Company made payments of $3.6 million on its Skowhegan Series C and D Revenue Bonds, thereby reducing the total principal outstanding on the Revenue bonds to $106.9 million at April 1, 2001.

LONG-TERM DEBT

At April 1, 2001, long-term debt, excluding current maturities, was $465.6 million compared to $452.1 million at September 27, 2000.

OTHER ITEMS

FORCE MAJEURE EVENT

See Note 5 to the Unaudited Condensed Consolidated Financial Statements - Force Majeure Event

ENVIRONMENTAL AND SAFETY MATTERS

The Company is subject to a wide variety of environmental laws and regulations relating to, among other matters, air emissions, wastewater discharges, past and present landfill operations and hazardous waste management. See Note 6 - Environmental and Safety Matters in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q for a discussion of these matters.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 to the Unaudited Condensed Consolidated Financial Statements - New Accounting Pronouncements

LONG-TERM CONTRACTS

See Note 7 to the Unaudited Condensed Consolidated Financial Statements - Commitments and Contingencies.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, APRIL 1, 2001


CONSIDERATIONS RELATING TO HOLDINGS' CASH OBLIGATIONS

The Company expects that it may make certain cash payments to Holdings or other affiliates during fiscal 2001 to the extent cash is available and to the extent it is permitted to do so under the terms of the Credit Agreement, and the Indenture relating to the Company's 14% Subordinated Exchange Debentures due 2006, (the " Exchange Debentures"). Such payments may include, among other things, (i) amounts under a tax sharing agreement between the Company and Holdings necessary to enable Holdings to pay the Company's taxes, (ii) an administrative fee to Holdings and amounts to cover specified costs and expenses of Holdings, (iii) an annual advisory fee for management advisory services to Sappi and/or its affiliates, the cash payment of which is limited to $1.0 million in any one year and (iv) any dividends that might be paid to Sappi. The accompanying condensed consolidated balance sheets at April 1, 2001 and September 27, 2000, respectively, include accrued management advisory fees of $18.5 million and $14.4 million, respectively, the payment of which is subject to the above mentioned limitations under the terms of its current financial instruments.

Because Holdings has no material assets other than the outstanding common stock of the Company (all of which is pledged to the lenders under the Company's Credit Agreement) and all of the operations of Holdings (other than the management of its investment in the Company) are currently conducted through the Company and its subsidiaries, Holdings' ability to meet its cash obligations is dependent upon the earnings of the Company and its subsidiaries and the distribution or other provision of those earnings to Holdings. Holdings has no material indebtedness outstanding (other than advances that may be owed from time to time to the Company and guarantees in respect of indebtedness of the Company and its subsidiaries). Holdings does, however, have various obligations with respect to its equity securities (including in respect of registration rights granted by Holdings) that have required and are likely to continue to require cash expenditures by Holdings. The Company believes that the Credit Agreement and the Indenture relating to the Exchange Debentures permit the Company to pay a dividend or otherwise provide funds to Holdings to enable Holdings to meet its known cash obligations for the foreseeable future, provided that the Company meets certain conditions. Among such conditions are that the Company maintain specified financial ratios and comply with certain financial tests.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, APRIL 1, 2001


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

The Company's Credit Facility bears interest at rates which fluctuate with changes in the Eurodollar rate. The majority of the Company's long-term debt, approximately $241.2 million at April 1, 2001, is at fixed interest rates. The Company's interest expense on its Credit Facility and the fair value of its fixed long-term debt is sensitive to changes in market interest rates. The effect of a 10% adverse change in market interest rates on the Company's interest expense and the fair value of its long-term debt would not be materially different than that disclosed in the Company's Annual Report on Form 10-K for the year ended September 27, 2000.

During the three and six months ended April 1, 2001, the Company did not engage in foreign currency hedging activities. The currency exchange impact from the Company's transactions with its affiliates was immaterial.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, APRIL 1, 2001



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

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, APRIL 1, 2001


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 S.D. Warren Company

Date: May 11, 2001               By: /s/ Mark T. Becker
                                    --------------------------------
                                    Mark T. Becker
                                    Vice President, Treasurer and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)