Form 10-Q
period 2001-07-01
WARREN S D CO /PA/
filed 2001-08-15
CIK 935704

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        FORM 10-Q FINANCIAL INFORMATION*

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended JULY 1, 2001
                                  ------------

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

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, JULY 1, 2001

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

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, JULY 1, 2001

                                TABLE OF CONTENTS

                                                                                                            PAGE NO.
PART I - FINANCIAL INFORMATION

   ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      Condensed Consolidated Statements of Operations for the three and nine months ended
         June 28, 2000 and July 1, 2001 ..................................................................... 3, 4

      Condensed Consolidated Balance Sheets at September 27, 2000 and July 1, 2001 ............................. 5

      Condensed Consolidated Statements of Cash Flows for the nine months ended June 28, 2000 and July 1, 2001 ...................................................................................... 6

      Notes to Unaudited Condensed Consolidated Financial Statements............................................. 7

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION................ 14

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................................... 20

PART II - OTHER INFORMATION..................................................................................... 21

      Item 1. Legal Proceedings................................................................................. 21

      Item 2. Changes in Securities............................................................................. 21

      Item 3. Default upon Senior Securities.................................................................... 21

      Item 4. Submission of Matters to a Vote of Security Holders............................................... 21

      Item 5. Other Information................................................................................. 21

      Item 6. Exhibits and Reports on Form 8-K.................................................................. 21

   SIGNATURE.................................................................................................... 22

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN MILLIONS, UNAUDITED)

                                                                    THREE MONTHS                      THREE MONTHS
                                                                       ENDED                             ENDED
                                                                   JUNE 28, 2000                      JULY 1, 2001
                                                             ---------------------------       ---------------------------
Net sales                                                                       $ 379.6                           $ 331.4
Cost of goods sold                                                                296.8                             302.2
                                                             ---------------------------       ---------------------------
Gross profit                                                                       82.8                              29.2
Selling, general and administrative expense                                        39.4                              43.8
Restructuring and other charges                                                       -                             164.5
                                                             ---------------------------       ---------------------------
Income/(Loss) from operations                                                      43.4                            (179.1)
Other income, net                                                                   2.4                               1.2
Interest expense                                                                   13.8                              10.6
                                                             ---------------------------       ---------------------------
Income/(Loss) before income taxes                                                  32.0                            (188.5)
Income tax expense/(benefit)                                                       12.7                             (74.5)
                                                             ---------------------------       ---------------------------
Net income/(loss) applicable to common stockholder                               $ 19.3                          $ (114.0)
                                                             ===========================       ===========================

      See accompanying notes to unaudited condensed consolidated financial statements.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN MILLIONS, UNAUDITED)

                                                                 NINE MONTHS                       NINE MONTHS
                                                                    ENDED                             ENDED
                                                                JUNE 28, 2000                      JULY 1, 2001
                                                          ---------------------------       ---------------------------
Net sales                                                                  $ 1,128.3                         $ 1,086.0
Cost of goods sold                                                             886.8                             949.2
                                                          ---------------------------       ---------------------------
Gross profit                                                                   241.5                             136.8
Selling, general and administrative expense                                    116.1                             121.9
Restructuring and other charges                                                    -                             164.5
                                                          ---------------------------       ---------------------------
Income/(Loss) from operations                                                  125.4                            (149.6)
Other income, net                                                                5.7                               5.9
Interest expense                                                                46.0                              33.7
                                                          ---------------------------       ---------------------------
Income/(Loss) before income taxes                                               85.1                            (177.4)
Income tax expense/(benefit)                                                    33.8                             (70.1)
                                                          ---------------------------       ---------------------------
Income before extraordinary items                                               51.3                            (107.3)
Extraordinary items, net of tax                                                (10.6)                                -
                                                          ---------------------------       ---------------------------
Net income/(loss) applicable to common stockholder                            $ 40.7                          $ (107.3)
                                                          ===========================       ===========================

      See accompanying notes to unaudited condensed consolidated financial statements

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT FOR SHARE DATA)


                                                                                       SEPTEMBER 27,           JULY 1,
                                                                                           2000                  2001
                                                                                                             (UNAUDITED)
                                                                                    --------------------  -------------------
                                              ASSETS
Current Assets:
        Cash and cash equivalents                                                                $ 39.5               $ 30.6
        Trade accounts receivable, net                                                             74.7                 29.5
        Other receivables                                                                          18.2                 15.2
        Inventories, net                                                                          210.1                204.8
        Deferred income taxes                                                                      12.3                 52.5
        Other current assets                                                                       19.6                 42.8
                                                                                    --------------------  -------------------
             Total current assets                                                                 374.4                375.4
Plant assets, net                                                                                 977.1                901.4
Goodwill, net                                                                                      75.0                 64.6
Deferred financing fees, net                                                                       12.9                 11.0
Other assets, net                                                                                  33.0                 35.3
                                                                                    --------------------  -------------------
              Total assets                                                                    $ 1,472.4            $ 1,387.7
                                                                                    ====================  ===================

                                                  LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
        Current maturities of long-term debt                                                     $ 14.8               $ 14.6
        Accounts payable                                                                          155.1                122.2
        Accrued and other current liabilities                                                     110.3                141.0
                                                                                    --------------------  -------------------
              Total current liabilities                                                           280.2                277.8
                                                                                    --------------------  -------------------
Long-term debt:
        Term loans                                                                                211.2                219.3
        Exchange debentures                                                                       134.0                134.6
        Revenue bonds                                                                             106.9                106.2
                                                                                    --------------------  -------------------
              Total long-term debt                                                                452.1                460.1
Deferred income taxes                                                                             129.0                118.2
Other liabilities                                                                                 120.3                148.1
                                                                                    --------------------  -------------------
              Total liabilities                                                                   981.6              1,004.2
                                                                                    --------------------  -------------------
Stockholder's equity:
        Common stock ($.01 par value; 1,000 shares authorized; 100 shares
          issued and outstanding)                                                                     -                    -
        Capital in excess of par value                                                            321.4                321.4
        Retained earnings                                                                         169.4                 62.1
                                                                                    --------------------  -------------------
              Total stockholder's equity                                                          490.8                383.5
                                                                                    --------------------  -------------------
              Total liabilities and stockholder's equity                                      $ 1,472.4            $ 1,387.7
                                                                                    ====================  ===================

      See accompanying notes to unaudited condensed consolidated financial statements

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN MILLIONS, UNAUDITED)

                                                                                    NINE MONTHS ENDED
                                                                           ---------------------------------
                                                                                 JUNE 28,           JULY 1,
                                                                                   2000              2001
                                                                           --------------   ----------------
Cash Flows from Operating Activities:
      Net income/(Loss)                                                           $ 40.7           $ (107.3)
      Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                             74.4               74.0
          Deferred income taxes                                                     13.1              (51.0)
          Non-cash extraordinary items                                              17.5                  -
          Other non-cash items                                                       0.2                0.6
          Restructuring and other related charges                                      -              186.3
      Changes in assets and liabilities:
             Trade and other accounts receivable, net                                2.9               40.7
             Inventories, net                                                      (58.1)             (12.4)
             Accounts payable, accrued and other current liabilities                (1.2)             (45.9)
             Other assets and liabilities                                           15.4              (13.5)
                                                                           --------------   ----------------
                Net cash provided by operating activities                          104.9               71.5
                                                                           --------------   ----------------
Cash Flows from Investing Activities:
      Investment in plant assets                                                   (48.1)             (87.6)
                                                                           --------------   ----------------
                Net cash used in investing activities                              (48.1)             (87.6)
                                                                           --------------   ----------------
Cash Flows from Financing Activities:
      Repayments of short-term borrowings                                              -               (7.8)
      Proceeds from long-term borrowings                                           195.0               40.0
      Repayments of long-term debt, including premiums paid                       (302.1)             (25.0)
                                                                           --------------   ----------------
          Net cash  provided by (used in) financing activities                    (107.1)               7.2
                                                                           --------------   ----------------
Net change in cash and cash equivalents                                            (50.3)              (8.9)
                                                                           --------------   ----------------
Cash and cash equivalents:
      Beginning of period                                                           73.8               39.5
                                                                           --------------   ----------------
      End of period                                                               $ 23.5             $ 30.6
                                                                           --------------   ----------------
Supplemental Cash Flow Information:
      Cash paid during the period for:
          Interest                                                                $ 66.8             $ 42.2
                                                                           ==============   ================
          Income taxes                                                             $ 4.1                $ -
                                                                           ==============   ================

      See accompanying notes to unaudited condensed consolidated financial statements

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                             FORM 10-Q, JULY 1, 2001

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

BUSINESS

The Company manufactures printing, publishing and specialty papers and has pulp operations vertically integrated with certain of its manufacturing facilities. The Company currently operates four paper mills with total annual production capacity of approximately 1.5 million tons of paper. The Company also owns a sheeting facility in Allentown, Pennsylvania, with annual sheeting capacity of approximately 100,000 tons, and has other sheeting capabilities located at its Muskegon, Michigan mill (205,000 tons annually) and Mobile, Alabama mill (144,000 tons annually). On May 15, 2001, the Company announced that it had finalized its decision to exit the uncoated business and to close the Mobile, Alabama paper mill (see Note 4). The Company also operates several regional distribution facilities. Together these represent the Company's single line of business.

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

UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company's financial position and results of operations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 2000. The unaudited condensed consolidated results of operations for the three and nine months ended July 1, 2001 are not necessarily indicative of results that could be expected for a full year.

COMPREHENSIVE INCOME

The Company's only component of comprehensive income is Net Income.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, JULY 1, 2001

RECLASSIFICATIONS

Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

NOTE 2. ACCOUNTING PRONOUNCEMENTS

In September 2000, the Financial Accounting Standards Board, ("FASB"), issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125"("SFAS No. 140"). This statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement revises the standard for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125's provisions without consideration. The accounting requirements of SFAS No. 140 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and must be applied prospectively. The disclosures related to securitization transactions are required for fiscal years ending after December 15, 2000, and comparative disclosures for prior periods are not required. The Company has adopted SFAS No. 140 in accounting and reporting for all transfers and servicing of securitized trade receivables occurring after March 31, 2001. The implementation of this statement did not have a material effect on the Company's consolidated financial statements. (see Note 9).

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations"("SFAS No. 141"). SFAS No. 141 addresses financial accounting and reporting for business combinations and amends or supercedes a number of interpretations concerning business combinations. SFAS No. 141 requires companies to use the purchase method of accounting for all business combinations, whereas previous interpretations provided for the use of another method (pooling of interests method) if certain criteria were met. This statement also amends the recognition policies of intangible assets and goodwill and provides for additional disclosure requirements for business combinations. The provisions for this statement apply to all business combinations initiated after June 30, 2001.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets"("SFAS No. 142"). This statement supercedes APB Opinion No. 17, "Intangible Assets"("APB No. 17") and addresses financial accounting and reporting for intangible assets, but not those acquired in a business combination at acquisition. SFAS No. 142 addresses financial accounting and reporting of goodwill and other intangible assets subsequent to their acquisition, assigning a definite or indefinite useful life to these assets. Goodwill and other intangible assets having an indefinite useful life will not be amortized, but rather tested at least annually for impairment. It also provides guidance on how to define, measure and record impairment losses on goodwill and other intangible assets and provides for additional disclosures regarding these assets in years subsequent to their acquisition. The provisions for this statement are required to be applied for fiscal years beginning after December 15, 2001, although earlier adoption is permitted. The Company has not completed its evaluation of SFAS No. 142 and has not yet determined its effect on its consolidated financial statements. Amortization of goodwill for the nine months ended July 1, 2001 was $2.9 million.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, JULY 1, 2001

NOTE 3. RELATED PARTY TRANSACTIONS

The Company sells products to certain Sappi subsidiaries (Sappi Europe, Sappi UK, Sappi South Africa, Specialty Pulp Services, and U.S. Paper). These subsidiaries then resell the Company's products to external customers at market prices and remit the proceeds from such sales to the Company, net of a 5% sales commission. Net of commissions, the Company shipped $30.8 million and $92.1 million to certain Sappi subsidiaries for the three and nine months ended July 1, 2001, respectively. For the same periods in the prior fiscal year, the Company shipped $37.6 million and $105.6 million net of commissions, to these Sappi subsidiaries, respectively. At July 1, 2001 and September 27, 2000, interaffiliate trade and non-trade receivables totaled $26.6 million and $35.6 million, respectively.

The Company also imports products from certain affiliates (Sappi UK, Hannover Papier and KNP Leykam) for sale to the Company's North American customers. The Company resells these products at market prices and remits the proceeds, net of a 5% sales commission, to the Sappi affiliates. Net of commissions, the Company imported approximately $24.8 million and $78.9 million of products from these Sappi affiliates for the three and nine months ended July 1, 2001 and $25.1 million and $74.0 million for the three and nine months ended June 28, 2000, respectively. Accounts payable at July 1, 2001 and September 27, 2000, included $38.4 million and $28.3 million, respectively, due to subsidiaries of Sappi.

In addition to the above, the Company has contracted through a management services agreement with Sappi Fine Paper Plc ("SFP") to provide management advisory services. The aggregate fee paid by the Company is limited to an annual amount of $1.0 million. The aggregate fees charged to the Company by SFP were $2.5 million and $7.6 million for the three and nine months ended July 1, 2001, respectively, and $2.3 million and $6.8 million for the three and nine months ended June 28, 2000, respectively. The accompanying condensed consolidated balance sheets at July 1, 2001 and September 27, 2000 include accrued management advisory service fees of $21.0 million and $14.4 million, respectively.

NOTE 4. RESTRUCTURING AND OTHER CHARGES

On May 15, 2001, the Company announced that it had finalized its decision to exit the uncoated paper business in the United States and close the Mobile, Alabama paper mill. As of July 1, 2001, the Company has permanently shut one paper machine and will permanently shut the other two paper machines at the mill over the next several months and cease all operations at the Mobile site.

The Company has recorded a charge to earnings of $186.3 million for the impairment losses and write-downs of certain operating assets and severance and other costs to exit the uncoated business. Of this amount, approximately $17.7 million represented lower of cost or market inventory provisions and $4.1 million of reserves for trade accounts receivable as a result of the decision to close the Mobile mill. These amounts have been included in the condensed consolidated statement of operations as components of Cost of goods sold and Selling, general and administrative expense, respectively, and components of Inventories, net and Trade accounts receivable, net, respectively, in the accompanying condensed consolidated balance sheets at July 1, 2001.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, JULY 1, 2001

The remaining charge to earnings of $164.5 million has been included under the caption "Restructuring and other charges" in the condensed consolidated statement of operations. This charge is comprised of the following; (1) $101.1 million primarily to write assets down to their estimated salvage value, including $7.6 million of unamortized goodwill attributable to the Mobile mill,
(2) $30.5 million of severance and benefits costs covering the termination of 583 employees, and (3) other exit costs of $32.9 million, primarily related to lease and contract terminations. The accompanying condensed consolidated balance sheets at July 1, 2001 include $47.2 million and $15.9 million, respectively, of severance and benefits costs and other exit costs recorded as "Accrued and other current liabilities" and "Other liabilities".

As of July 1, 2001, the Company has paid $0.3 million of severance costs and 126 employees have been terminated. Excluding restructuring charges, the Mobile mill had operating revenues of $59.6 million and $191.8 million for the three and nine month periods ending July 1, 2001, respectively and pre-tax operating losses of $4.9 million and $29.2 million for the three and nine month periods ending July 1, 2001, respectively.

NOTE 5. INVENTORIES, NET (IN MILLIONS)

                                           SEPTEMBER 27, 2000        JULY 1, 2001
                                           ------------------        ------------
Finished products                               $94.0                  $103.3
Work in process                                  37.5                    27.6
Pulp, logs and pulpwood                          37.4                    28.9
Maintenance parts and other supplies             41.2                    45.0
                                               ------                  ------
                                               $210.1                  $204.8
                                               ======                  ======

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

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, JULY 1, 2001

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

In April 1998, the EPA issued final regulations that impose new air and water quality standards aimed at further reductions of pollutants from pulp and paper mills, particularly those conducting bleaching operations (generally referred to as the "cluster rules"). Compliance with the cluster rules was required beginning in April 2001 for the Somerset, Maine and Muskegon, Michigan mills. Approximately $70.0 million has already been incurred, primarily for required improvements at the Somerset and Muskegon mills.

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

The Company has given notice of termination of the Energy Agreement effective in December 2001 in connection with the closure of the Mobile paper mill (see Note
4).

A substantial majority of the Company's electricity requirements are satisfied through its own generation or cogeneration agreements. The Company's power requirements at its Somerset mill are currently satisfied through a cogeneration agreement whereby the mill cogenerates electricity and sells the output to Central Maine Power ("CMP") at a "wash rate" which matches the average rate the mill pays for the power it consumes. The CMP agreement relating to the Somerset mill historically also provided, but did not require, that the mill purchase electricity from CMP at the same rate. The Somerset agreement expires in the year 2012. Commencing March 1, 2000, as a result of deregulation of the Maine power

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, JULY 1, 2001

industry, CMP was no longer permitted to sell power to its customers. Accordingly, the Company has entered into a new one-year agreement with a third party to purchase all of Somerset's power needs through February 28, 2002. The Company continues to evaluate the impact of deregulation on its energy rates at Somerset. The Company also has recently entered into a one-year agreement expiring March 21, 2002 with a third party pursuant to which the Westbrook mill cogenerates electricity and sells any excess output not used by the mill to the third party. Power sales revenue is recognized by the Company at the time that power is provided to or used by CMP based on fixed rates per kilowatt-hour in the case of the Westbrook agreement and variable rates per kilowatt-hour in the case of the Somerset agreement.

In November 1998, the Company signed a supply agreement with Plum Creek Timber Company, L.P., which has an initial term of 25 years and three five-year renewal options. Under the supply agreement, the Company will purchase hardwood pulpwood at an annual minimum of 300,000 to 375,000 tons, or approximately 13% of the Company's annual requirements, at market prices.

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

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, JULY 1, 2001

NOTE 8. SEGMENTS AND OTHER RELATED INFORMATION

The Company's segments have been aggregated into a single reportable segment since they have similar economic characteristics, products, production processes, types of customers and distribution methods. Business segment revenue for the three and nine months ended June 28, 2000 and July 1, 2001 follow:

                                                THREE MONTHS ENDED                                 NINE MONTHS ENDED
                                    -------------------------------------------          ----------------------------------------
                                          JUNE 28,                  JULY 1,                  JUNE 28,               JULY 1,
                                            2000                     2001                      2000                  2001
                                    ---------------------     -----------------          -----------------     ------------------
           Coated Papers                 $276.7                   $238.2                 $    821.9               $  794.2
           Uncoated Papers                 60.4                     57.2                      186.7                  180.8
           Specialty Papers and            42.5                     36.0                      119.7                  111.0
           Other
                                     --------------------     --------------------       -----------------     ------------------
                Total                    $379.6                   $     331.4            $  1,128.3               $1,086.0
                                     ====================     ====================       =================     ==================

NOTE 9. TRADE ACCOUNTS RECEIVABLE

On April 4, 2001, the Company, through a bankruptcy remote subsidiary, S.D. Warren Finance Co. ("SDWF"), entered into a receivable sales agreement that provides the Company with a five-year $100 million revolving accounts receivable securitization facility (the "A/R Facility"), replacing a five year $90 million revolving accounts receivable securitization facility. Under this facility and pursuant to a purchase and contribution agreement between the Company and SDWF, the Company sells to SDWF, on a non-recourse basis, all rights and interests in its accounts receivables. Pursuant to this receivables purchase agreement, SDWF, in turn securitizes certain interests in the accounts receivable pool owned by SDWF under similar terms to a third-party purchaser.

The Company has adopted SFAS No. 140 in accounting and reporting for all transfers and servicing of securitized trade receivables occurring after March 31, 2001. The Company records no gain or loss on the sale of these receivables. The Company's continuing involvement is limited to the servicing of the transferred receivables for which the Company receives an annual fee of 1% of the average outstanding balance. Proceeds from collections reinvested in revolving-period securitizations with SDWF amounted to $225.8 million for the three month period ended July1, 2001.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, JULY 1, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

MARKET OVERVIEW

The market for coated paper has historically experienced price fluctuations driven by global supply and demand imbalances, inventory shifts, and the availability and relative pricing of imported paper products. Coated free sheet industry shipments from U.S. producers declined during the quarter ended April 1, 2001 and again in the quarter ended July 1, 2001 (as compared on a year over year basis). This was due in large part to an increase in coated imports, a shift in demand from coated woodfree to lightweight coated groundwood due to postal rate increases, cost reduction moves by publishers and a general slowing of the U.S. economy. Increasing coated free sheet imports, together with enhanced domestic production, have over the past few years played a key role in placing downward pressure on coated free sheet industry pricing. Similar to the quarter ended April 1, 2001, supply exceeded demand during the quarter ended July 1, 2001, which continued to put downward pressure on prices over the first nine months of the fiscal year.

The uncoated paper market continues to suffer from a slowdown in demand and high inventories. Average pricing is down versus last year. The technical papers market is beginning to reflect the seasonal slowdown.

Market softness, increased pulp and energy costs and downward pricing pressures contributed negatively to the Company's results of operations in the uncoated paper business. On May 15, 2001, the Company announced that it had finalized its decision to exit the uncoated paper business in the United States and close the Mobile, Alabama paper mill. The closure of this mill would result in the phase-out of the production of uncoated products, permanent shutting of 3 paper machines and a move of its technical papers business to alternate mill sites.

As of July 1, 2001, the Company has recorded a charge to earnings of $186.3 million for the impairment losses and write-downs of certain operating assets and severance and other costs to exit the uncoated business. Of this amount, approximately $17.7 million represented lower of cost or market inventory provisions and $4.1 million of reserves for trade accounts receivable as a result of the decision to close the Mobile mill. These amounts have been included in the condensed consolidated statement of operations as components of cost of goods sold and selling, general and administrative expense, respectively.

The remaining charge to earnings of $164.5 million has been included under the caption "Restructuring and other charges" in the condensed consolidated statement of operations. This charge is comprised of the following; (1) $101.1 million primarily to write assets down to their estimated salvage value, including $7.6 million of unamortized goodwill attributable to the Mobile mill,
(2) $30.5 million of severance and benefits costs covering the termination of 583 employees, and (3) other exit costs of $32.9 million, primarily related to lease and contract terminations.

As a result of the decision to exit the uncoated business, the Company expects to generate on an annualized and pretax basis net cash savings of approximately $15.0 million and anticipates that the benefit to expected future earnings will approximate $25.0 million. The Company believes that cash

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, JULY 1, 2001

generated by operations and amounts available under its revolving credit facility will be sufficient to meet its ongoing obligations resulting from its decision to exit the uncoated business.

The Company's release papers business was impacted by deteriorating global economic conditions and a weak exchange rate in European markets. These downward pressures have been partially offset by an improved product mix.

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

THREE MONTHS ENDED JULY 1, 2001 COMPARED TO THREE MONTHS ENDED JUNE 28, 2000

NET SALES

Net Sales for the three months ended July 1, 2001 was $331.4 million compared to $379.6 million for the three months ended June 28, 2000, a decrease of $48.2 million or 12.7%. Paper shipment (sales) volume for the three months ended July 1, 2001 decreased approximately 14,571 tons or 4.1% from the prior year's quarter ended June 28, 2000. The decrease in net sales from the same prior year quarter reflects both decreased market demand and downward pricing pressures in the paper industry.

COST OF GOODS SOLD

Cost of goods sold for the three months ended July 1, 2001 was $302.2 million compared to $296.8 million for the three months ended June 28, 2000. As of July 1, 2001, the Company recorded a $17.7 million lower of cost or market inventory provision in conjunction with the decision to close the Mobile mill and included this amount in cost of goods sold. Excluding this provision for inventories, cost of goods sold on a per paper ton basis, increased to $830 per ton for the three months ended July 1, 2001 from $825 per ton for the prior year quarter ended June 28, 2000. The increase was primarily due to higher energy costs, offset by favorable pulp pricing.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense totaled $43.8 million for the three months ended July 1, 2001 compared to $39.4 million for the three months ended June 28, 2000. As of July 1, 2001, the Company recorded a $4.1 million provision for trade accounts receivable in conjunction with the decision to close the Mobile mill.

RESTRUCTURING AND OTHER CHARGES

The Company recorded non-inventory and trade accounts receivable valuation charges to earnings of $164.5 million for the impairment losses and write-downs of certain operating assets and severance and benefits costs and other costs to exit the uncoated business and to close the Mobile mill.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, JULY 1, 2001

OTHER INCOME, NET

Other income, net, of $1.2 million and $2.4 million for the three months ended July 1, 2001 and June 28, 2000, respectively, includes interest income of $0.4 million and $0.8 million.

INTEREST EXPENSE AND TAXES

Interest expense for the three months ended July 1, 2001 was $10.6 million compared to $13.8 million for the three months ended June 28, 2000. The decrease was primarily due to lower rates obtained on the debt incurred in connection with the refinancing of the Notes. Interest expense includes the amortization of deferred financing fees.

For the three months ended July 1, 2001, the Company has recorded an income tax benefit of $74.5 million compared to income tax expense of $12.7 million for the three months ended June 28, 2000, primarily reflecting the change in the Company's earnings level and the tax impact of impairment losses and write-downs of certain operating assets and severance and benefits costs and other costs to exit the uncoated business and to close the Mobile mill.

NINE MONTHS ENDED JULY 1, 2001 COMPARED TO THE NINE MONTHS ENDED JUNE 28, 2000

The Company changed its financial closing calendar for fiscal year 2001 which results in an additional five days being included in the first quarter ended December 31, 2000.

NET SALES

Net Sales for the nine months ended July 1, 2001 was $1,086.0 million compared to $1,128.3 million for the nine months ended June 28, 2000, a decrease of $42.3 million or 3.7%. Paper shipment volume for the nine months ended July 1, 2001 increased slightly by 8,180 tons or 0.8% from the prior year's nine months ended June 28, 2000. The positive impact of increased volume shipments continues to be offset by downward pricing pressures evident in the paper industry.

COST OF GOODS SOLD

Cost of goods sold for the nine months ended July 1, 2001 was $949.2 million compared to $886.8 million for the nine months ended June 28, 2000. As of July 1, 2001, the Company recorded a $17.7 million lower of cost or market inventory provision in conjunction with the decision to close the Mobile mill and included this amount in cost of goods sold. Excluding this provision for inventories, cost of goods sold on a per paper ton basis increased to $849 per ton for the nine months ended July 1, 2001. Cost of goods sold for the nine months ended June 28, 2000 is net of a $4.0 million business interruption insurance claim recovery received in conjunction with a fire at the Company's Muskegon mill. Including this insurance recovery, cost of goods sold on a per paper ton basis was $806 per ton for the corresponding prior year period. The increase was primarily due to higher pulp and energy costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense totaled $121.9 million for the nine months ended July 1, 2001 compared to $116.1 million for the nine months ended June 28, 2000. As of July 1, 2001, the Company recorded a $4.1 million provision for trade accounts receivable in conjunction with the decision to close the Mobile mill. Excluding this adjustment, the increase of $1.7 million over the prior

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, JULY 1, 2001

year's corresponding nine months is primarily attributable to the additional five days being included in the quarter ended December 31, 2000.

RESTRUCTURING AND OTHER CHARGES

The Company recorded non-inventory and trade accounts receivable valuation charges to earnings of $164.5 million for the impairment losses and write-downs of certain operating assets and severance and benefits costs and other costs to exit the uncoated business and to close the Mobile mill.

OTHER INCOME, NET

Other income, net, of $5.9 million and $5.7 million for the nine months ended July 1, 2001 and June 28, 2000, respectively, includes interest income of $1.5 million and $3.9 million.

EXTRAORDINARY ITEM

The premium paid of $10.5 million in connection with the purchase of $232.4 million face value of the Company's Senior 12% Subordinated Notes (the "Notes"), together with the related $7.0 million of accelerated amortization of deferred financing fees and other costs, resulted in an extraordinary loss of $10.6 million (net of $6.9 million of tax benefits) in the nine months ended June 28, 2000. There were no extraordinary items for the nine months ended July 1, 2001.

INTEREST EXPENSE AND TAXES

Interest expense for the nine months ended July 1, 2001 was $33.7 million compared to $46.0 million for the nine months ended June 28, 2000. The decrease was primarily due to lower rates obtained on the debt incurred in connection with the refinancing of the Notes. Interest expense includes the amortization of deferred financing fees.

For the nine months ended July 1, 2001, the Company has recorded an income tax benefit of $70.1 million compared to income tax expense of $33.8 million for the nine months ended June 28, 2000, primarily reflecting the change in the Company's earnings level and the tax impact of impairment losses and write-downs of certain operating assets and severance and benefits costs and other costs to exit the uncoated business and to close the Mobile mill.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $71.5 million for the nine months ended July 1, 2001 compared to $104.9 million for the nine months ended June 28, 2000. This decrease of $33.4 million primarily reflects the change in the Company's earnings level.

The Company's operating working capital, excluding restructuring amounts for the third quarter, was $55.6 million at July 1, 2001 compared to $24.2 million at September 27, 2000. Operating working capital is defined as trade accounts receivable, other receivables and inventories less accounts payable and accrued and other current liabilities. This increase resulted primarily from increased inventory levels and higher accrued and other current liabilities offset by lower receivables and payables.

Capital expenditures for the nine months ended July 1, 2001 were $87.6 million, up from $48.1 million for the nine months ended June 28, 2000. The increase of $39.5 million for the nine months ended July 1, 2001 over the nine months ended June 28, 2000 is primarily due to environmental compliance work at the

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, JULY 1, 2001

Company's Muskegon, Michigan location. Capital expenditures forecasts are updated periodically and currently project approximately $109.0 million of expenditures for the fiscal year ended September 30, 2001. In addition, the Company believes that future capital expenditures for environmental compliance, the bulk of which will be for cluster rules compliance at Muskegon, will aggregate approximately $5.0 million to $15.0 million through fiscal year 2002.

The Company believes that cash generated by operations and amounts available under its revolving credit facility will be sufficient to meet its ongoing operating and capital expenditure requirements for the remainder of the fiscal year.

Cash provided by financing activities for the nine months ended July 1, 2001 was $7.2 million compared to $107.1 million used in financing activities for the corresponding period of the previous year. During the nine months ended July 1, 2001, the Company received net long-term advances of $15.0 million on its long-term revolving credit facility (the "Credit Facility"), thereby increasing the total principal outstanding on the Facility to $155.0 million at July 1, 2001. Pursuant to the credit agreement, relating to the Credit Facility (the "Credit Agreement"), the Company made payments of $4.2 million on the term loan during the first six months, thereby decreasing the total principal outstanding on the term loan to $78.2 million at July 1, 2001. In addition, the Company made payments totaling $3.6 million on its Skowhegan Series C and D and Westbrook Series A 1973 Revenue Bonds, thereby reducing the total principal outstanding on the Revenue bonds to $106.9 million at July 1, 2001.

LONG-TERM DEBT

At July 1, 2001, long-term debt, excluding current maturities, was $460.1 million compared to $452.1 million at September 27, 2000.

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

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 to the Unaudited Condensed Consolidated Financial Statements - New Accounting Pronouncements

LONG-TERM CONTRACTS

See Note 7 to the Unaudited Condensed Consolidated Financial Statements - Commitments and Contingencies.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, JULY 1, 2001

CONSIDERATIONS RELATING TO HOLDINGS' CASH OBLIGATIONS

The Company expects that it may make certain cash payments to Holdings or other affiliates during fiscal 2001 to the extent cash is available and to the extent it is permitted to do so under the terms of the Credit Agreement, and the Indenture relating to the Company's 14% Subordinated Exchange Debentures due 2006, (the " Exchange Debentures"). Such payments may include, among other things, (i) amounts under a tax sharing agreement between the Company and Holdings necessary to enable Holdings to pay the Company's taxes, (ii) an administrative fee to Holdings and amounts to cover specified costs and expenses of Holdings, (iii) an annual advisory fee for management advisory services to Sappi and/or its affiliates, the cash payment of which is limited to $1.0 million in any one year and (iv) any dividends that might be paid to Sappi. The accompanying condensed consolidated balance sheets at July 1, 2001 and September 27, 2000, respectively, include accrued management advisory fees of $21.0 million and $14.4 million, respectively, the payment of which is subject to the above mentioned limitations under the terms of its current financial instruments.

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

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, JULY 1, 2001

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

The Company's Credit Facility bears interest at rates which fluctuate with changes in the Eurodollar rate. The majority of the Company's long-term debt, approximately $241.4 million at July 1, 2001, is at fixed interest rates. The Company's interest expense on its Credit Facility and the fair value of its fixed long-term debt is sensitive to changes in market interest rates. The effect of a 10% adverse change in market interest rates on the Company's interest expense and the fair value of its long-term debt would not be materially different than that disclosed in the Company's Annual Report on Form 10-K for the year ended September 27, 2000.

During the three and nine months ended July 1, 2001, the Company did not engage in foreign currency hedging activities. The currency exchange impact from the Company's transactions with its affiliates was immaterial.

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, JULY 1, 2001

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

                      S.D. WARREN COMPANY AND SUBSIDIARIES
                            FORM 10-Q, JULY 1, 2001

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       S.D. Warren Company

Date: August 15, 2001                  By: /s/ Mark T. Becker
                                           ------------------------------------
                                           Mark T. Becker
                                           Vice President, Treasurer and
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                              Officer)